Form 10-Q
period 2020-06-30
Galileo Acquisition Corp.
filed 2020-08-10
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 10, 2020, 17,400,000 ordinary shares, $0.0001 par value, issued and outstanding.

GALILEO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

GALILEO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$382,161	$712,062
Prepaid expenses and other current assets	134,948	129,666
Total current assets	517,109	841,728

Cash and marketable securities held in Trust Account	139,090,854	138,414,479
TOTAL ASSETS	$139,607,963	$139,256,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$16,366	$65,716
Total Liabilities	16,366	65,716

Commitments and Contingencies

Ordinary shares subject to possible redemption, 13,459,159 and 13,419,049 shares at $10.00 redemption value at June 30, 2020 and December 31, 2019, respectively	134,591,590	134,190,490

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,940,841 and 3,980,951 shares issued and outstanding (excluding 13,459,159 and 13,419,049 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	394	398
Additional paid-in capital	4,356,848	4,757,944
Retained earnings	642,765	241,659
Total Shareholders’ Equity	5,000,007	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,607,963	$139,256,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
General and administrative costs	$75,232	$275,269
Loss from operations	(75,232)	(275,269)

Other income:
Interest earned on marketable securities held in Trust Account	129,744	676,375

Net income	$54,512	$401,106

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000
Basic and diluted net income per ordinary share, redeemable	$0.01	$0.05

Weighted average shares outstanding of non-redeemable ordinary shares	3,600,000	3,600,000
Basic and diluted net loss per ordinary share, non-redeemable	$(0.02)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,980,951	$398	$4,757,944	$241,659	$5,000,001

Change in ordinary shares subject to possible redemption	(34,659)	(3)	(346,587)	—	(346,590)

Net income	—	—	—	346,594	346,594

Balance – March 31, 2020	3,946,292	395	4,411,357	588,253	5,000,005

Change in ordinary shares subject to possible redemption	(5,451)	(1)	(54,509)	—	(54,510)

Net income	—	—	—	54,512	54,512

Balance – June 30, 2020	3,940,841	$394	$4,356,848	$642,765	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$401,106
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(676,375)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,282)
Accrued expenses	(49,350)
Net cash used in operating activities	(329,901)

Net Change in Cash and Cash Equivalents	(329,901)
Cash and cash equivalents – Beginning of period	712,062
Cash and cash equivalents – End of period	$382,161

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$401,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,187,305, consisting of $2,760,000 of underwriting fees and $427,305 of other offering costs. In addition, at June 30, 2020, cash of $382,161 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

Going Concern

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021).

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents as of June 30, 2020 and December 31, 2019 of approximately $382,000 and $712,000, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $129,744 and $676,375, respectively, for the three and six months ended June 30, 2020 by the weighted average number of redeemable ordinary shares outstanding for the period of 13,800,000. Net loss for non-redeemable ordinary shares, basic and diluted, is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares of $676,375, by the weighted average number of non-redeemable ordinary shares outstanding for the period of 3,600,000. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Promissory Note — Related Party

The Company’s Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The Promissory Note (“Promissory Note”) was non-interest bearing, unsecured and due on the earlier of March 31, 2020 or the closing of the Initial Public Offering. The Promissory Note, in the outstanding amount of $93,798, was repaid upon the consummation of the Initial Public Offering on October 22, 2019. As of June 30, 2020 and December 31, 2019, no amounts under the Promissory Note were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Ampla Capital, LLC, an affiliate of the Company’s Chief Financial Officer a monthly fee of approximately $3,000 for general and administrative services, including office space, utilities and secretarial support. For the three and six months ended June 30, 2020, the Company incurred and paid $9,000 and $18,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in locating target businesses, holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,830,000, for such services only upon the consummation of a Business Combination. Of such amount, up to approximately 25% may be paid (subject to the Company’s discretion) to third parties who are investment banks or financial advisory firms not participating in Initial Public Offering that assist the Company in consummating its Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. As of June 30, 2020, the above service had not been completed and accordingly, no amounts have been recorded in the accompanying condensed financial statements.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 3,940,841 and 3,980,951 ordinary shares issued and outstanding, excluding 13,459,159 and 13,419,049 ordinary shares subject to possible redemption, respectively.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

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

At June 30, 2020, assets held in the Trust Account were comprised of $221 in cash and $139,090,633 in money market funds, which are invested in U.S. Treasury Securities. During the six months ended June 30, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

At December 31, 2019, assets held in the Trust Account were comprised of $220 in cash and $138,414,259 at amortized cost in U.S. Treasury Bills. During the period ended December 31, 2019, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$139,090,633

The gross holding gains and fair value of held-to-maturity securities at December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2019	U.S. Treasury Securities (Matured on 4/16/2020)	$138,414,259	$26,719	$138,440,978

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net income of $54,212, which consists of interest income on marketable securities held in the Trust Account of $129,744, offset by general and administrative costs of $75,232.

For the six months ended June 30, 2020, we had a net income of $401,106, which consists of interest income on marketable securities held in the Trust Account of $676,375, offset by general and administrative costs of $275,269.

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

For the six months ended June 30, 2020, cash used in operating activities was $329,901. Net income of $401,106 was offset by interest earned on marketable securities held in the Trust Account of $676,375 and changes in operating assets and liabilities, which used $54,632 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $139,090,854. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $382,161 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may not have sufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

We have until July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021).

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galileo Acquisition Corp.

Date: August 10, 2020		/s/ Luca Giacometti
	Name:	Luca Giacometti
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 10, 2020		/s/ Alberto Recchi
	Name:	Alberto Recchi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)