Form 10-Q
period 2020-09-30
Galileo Acquisition Corp.
filed 2020-11-06
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 6, 2020, 17,400,000 ordinary shares, $0.0001 par value, issued and outstanding.

GALILEO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2020 (unaudited) and for the period from July 30, 2019 (inception) through September 30,2019 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three and Nine Months ended September 30, 2020 (unaudited) and for the period of July 30,2019 (inception) through September 30,2019 (unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2020 (unaudited) and for the period from July 30,2019 (inception) through September 30,2019 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safely Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18
Part III. Signatures	19

GALILEO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$322,550	$712,062
Prepaid expenses and other current assets	94,085	129,666
Total current assets	416,635	841,728

Cash and marketable securities held in Trust Account	139,129,803	138,414,479
TOTAL ASSETS	$139,546,438	$139,256,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$15,147	$65,716
Total Liabilities	15,147	65,716

Commitments and Contingencies

Ordinary shares subject to possible redemption, 13,453,129 and 13,419,049 shares at $10.00 redemption value at September 30, 2020 and December 31, 2019, respectively	134,531,290	134,190,490

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,946,871 and 3,980,951 shares issued and outstanding (excluding 13,453,129 and 13,419,049 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	395	398
Additional paid-in capital	4,417,147	4,757,944
Retained earnings	582,459	241,659
Total Shareholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,546,438	$139,256,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from July 30, 2019 (Inception) Through September 30,
	2020	2020	2019
General and administrative costs	$99,255	$374,524	$18,915
Loss from operations	(99,255)	(374,524)	(18,915)

Other income:
Interest earned on marketable securities held in Trust Account	38,949	715,324	—

Net (loss) income	$(60,306)	$340,800	$(18,915)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000	—
Basic and diluted net income per ordinary share, redeemable	$0.00	$0.05	$—

Weighted average shares outstanding of non-redeemable ordinary shares	3,600,000	3,600,000	3,150,000
Basic and diluted net loss per ordinary share, non-redeemable	$(0.03)	$(0.10)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	3,980,951	$398	$4,757,944	$241,659	$5,000,001

Change in ordinary shares subject to possible redemption	(34,659)	(3)	(346,587)	—	(346,590)

Net income	—	—	—	346,594	346,594

Balance – March 31, 2020	3,946,292	395	4,411,357	588,253	5,000,005

Change in ordinary shares subject to possible redemption	(5,451)	(1)	(54,509)	—	(54,510)

Net income	—	—	—	54,512	54,512

Balance – June 30, 2020	3,940,841	$394	$4,356,848	$642,765	$5,000,007

Change in ordinary shares subject to possible redemption	6,030	1	60,299	—	60,300

Net loss	—	—	—	(60,306)	(60,306)

Balance – September 30, 2020	3,946,871	$395	$4,417,147	$582,459	$5,000,001

FOR THE PERIOD FROM JULY 30, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 30, 2019 (inception)	—	$—	$—	$—	$—

Ordinary shares issued to Sponsor	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	150,000	15	1,122	—	1,137

Net loss	—	—	—	(18,915)	(18,915)

Balance – September 30, 2019	3,600,000	$360	$25,777	$(18,915)	$7,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from July 30, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$340,800	$(18,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(715,324)	—
Formation costs paid by Sponsor	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35,581	—
Accrued expenses	(50,569)	13,915
Net cash used in operating activities	(389,512)	—

Net Change in Cash and Cash Equivalents	(389,512)	—
Cash and cash equivalents – Beginning of period	712,062	—
Cash and cash equivalents – End of period	$322,550	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$340,800	$—
Issuance of Representative Shares	$—	$1,137
Payment of offering costs through promissory note	$—	$56,452
Deferred offering costs paid directly by shareholder from proceeds from issuance of ordinary shares to shareholder	$—	$25,000

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

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,187,305, consisting of $2,760,000 of underwriting fees and $427,305 of other offering costs. In addition, at September 30, 2020, cash of $322,550 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company will have until July 22, 2021 to consummate a business combination (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021) (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association. If the Company is forced to liquidate, the amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law (2018 Revision) of the Cayman Islands (the “Companies Law”) will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution (including any accrued interest, net of taxes payable).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents as of September 30, 2020 and December 31, 2019 of approximately $323,000 and $712,000, respectively.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,187,305 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $38,949 and $715,324, respectively, for the three and nine months ended September 30, 2020 by the weighted average number of redeemable ordinary shares outstanding for the period of 13,800,000. Net loss for non-redeemable ordinary shares, basic and diluted, is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares of $715,324, by the weighted average number of non-redeemable ordinary shares outstanding for the period of 3,600,000. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2019, the Company issued an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On October 17, 2019, the Company effected a share dividend of 0.2 of a share for each ordinary share in issue, resulting in the Sponsor holding an aggregate of 3,450,000 Founder Shares. The Founder Shares include an aggregate of up to 450,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares (as defined in Note 7)). As a result of the underwriters’ election to fully exercise their over-allotment option, 450,000 Founder Shares are no longer subject to forfeiture.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Promissory Note — Related Party

The Company’s Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The Promissory Note (“Promissory Note”) was non-interest bearing, unsecured and due on the earlier of March 31, 2020 or the closing of the Initial Public Offering. The Promissory Note, in the outstanding amount of $93,798, was repaid upon the consummation of the Initial Public Offering on October 22, 2019. As of September 30, 2020 and December 31, 2019, no amounts under the Promissory Note were outstanding.

Administrative Services Agreement

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Ampla Capital, LLC, an affiliate of the Company’s Chief Financial Officer a monthly fee of approximately $3,000 for general and administrative services, including office space, utilities and secretarial support. For the three and nine months ended September 30, 2020, the Company incurred and paid $9,000 and $27,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in locating target businesses, holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,830,000, for such services only upon the consummation of a Business Combination. Of such amount, up to approximately 25% may be paid (subject to the Company’s discretion) to third parties who are investment banks or financial advisory firms not participating in Initial Public Offering that assist the Company in consummating its Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. As of September 30, 2020, the above service had not been completed and accordingly, no amounts have been recorded in the accompanying condensed financial statements.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 3,946,871 and 3,980,951 ordinary shares issued and outstanding, excluding 13,453,129 and 13,419,049 ordinary shares subject to possible redemption, respectively, which includes the 2,887,500 Founder Shares not subject to forfeiture.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2020, assets held in the Trust Account were comprised of $5,447 in cash equivalents and $139,124,356 in U.S. Treasury Bills at amortized cost. During the three and nine months ended September 30, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

At December 31, 2019, assets held in the Trust Account were comprised of $220 in cash and $138,414,259 U.S Treasury Bills, at amortized cost. During the period ended December 31, 2019, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
September 30, 2020	U.S. Treasury Securities (Matured on 10/08/2020)	$139,124,356	$2,253	$139,126,609

December 31, 2019	U.S. Treasury Securities (Matured on 4/16/2020)	$138,414,259	$26,719	$138,440,978

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $60,306, which consists of general and administrative costs of $99,255, offset by interest income on marketable securities held in the Trust Account of $38,949.

For the nine months ended September 30, 2020, we had a net income of $340,800, which consists of interest income on marketable securities held in the Trust Account of $715,324, offset by general and administrative costs of $374,524.

For the period from July 30, 2019 (inception) through September 30, 2019, we had net loss $16,126, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2020, cash used in operating activities was $389,512. Net income of $340,800 was offset by interest earned on marketable securities held in the Trust Account of $715,324 and changes in operating assets and liabilities, which used $14,988 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $139,129,803. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash and cash equivalents of $322,550 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Galileo Acquisition Corp.

Date: November 6, 2020		/s/ Luca Giacometti
	Name:	Luca Giacometti
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 6, 2020		/s/ Alberto Recchi
	Name:	Alberto Recchi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

