Form 10-K
period 2020-12-31
Galileo Acquisition Corp.
filed 2021-03-25
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (347) 517-1041

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

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒   No  ☐

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2020, as reported on the New York Stock Exchange, was approximately $138,244,500.

As of March 25, 2021, there were 17,400,000 ordinary shares of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	ability to identify or complete an initial business combination;

•	limited operating history;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for shares;

•	our public securities’ potential liquidity and trading;

•	regulatory or operational risks associated with acquiring a target business;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	financial performance following the initial public offering; or

•	listing or delisting of our securities from the NYSE (as defined below) or the ability to have our securities listed on the NYSE following our initial business combination.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands, as the same may be amended from time to time;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“DTC” are to the Depository Trust Company;

•	“DWAC System” are to DTC’s Deposit/Withdrawal At Custodian system;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•	“founder shares” are to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the Company’s initial public offering consummated on October 22, 2019;

•	“initial shareholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“Note” are to the convertible promissory note we entered into with the sponsor on December 14, 2020, pursuant to which our sponsor agreed to loan us up to an aggregate principal amount of $500,000;

•	“NYSE” are to the New York Stock Exchange;

•	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private warrants” are to the warrants issued to our sponsor and EarlyBirdCapital in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to our ordinary shares sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

•	“public shareholder” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial shareholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“Registration Statement” are to the Form S-1 filed with the SEC (as defined below) on October 22, 2019, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Galileo Founders Holdings, L.P., a Delaware limited partnership; Galileo Founders GP Corp is the general partner of our sponsor and is controlled by Luca Giacometti, our Chairman and Chief Executive Officer and Alberto Recchi, our Chief Financial Officer;

•	“trust account” are to the trust account in which an amount of $138,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

•	“US Dollars” and “$” refer to the legal currency of the United States;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private warrants to the extent they are no longer held by the initial shareholders of the private warrants or their permitted transferees;

•	“we,” “us,” “company” or “our company” are to Galileo Acquisition Corp; and

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ending December 31, 2020.

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

•	our status as a blank check company with limited operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the availability to us of funds from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our public securities’ potential liquidity and trading; or

•	our financial performance following our initial public offering.

v

PART I

Item 1.	Business.

We are a Cayman Islands exempted company formed on July 30, 2019 and structured as a blank check company for the purpose of effecting an initial business combination.

While we may pursue an initial business combination target in any business, industry or geographical location, we have concentrated our efforts in identifying businesses operating in the Consumer, Retail, Food and Beverage, Fashion and Luxury, Specialty Industrial, Technology or Healthcare sectors which are headquartered in Western Europe or North America, with an emphasis on family-owned businesses, portfolio companies of private equity or venture capital funds, or corporate spin-offs, and that have North America as one of its reference markets, and a clearly defined North American high growth strategy

We leverage the substantial proprietary deal sourcing, investing and operating expertise of our management team and strategic advisors, including their relationships with leading business leaders and entrepreneurs in Western Europe. Our team members collectively have significant experience in middle market private equity and investment banking, and our Chairman and Chief Executive Officer, Luca Giacometti, has already sponsored four special purpose acquisition vehicles in the Italian market, all of which completed their respective business combinations.

In addition, we intend to leverage the deep relationships and long-standing experience that our management team and strategic advisors command in the global private equity asset management industry. We believe that this combination of relationships and experience puts us in an excellent position to locate potential targets, particularly those owned by private equity funds.

Initial Public Offering

On October 22, 2019, the Company consummated the initial public offering of 13,800,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 units, at $10.00 per Unit, generating gross proceeds of $138,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 4,110,000 private warrants at a price of $1.00 per private warrant in a private placement to the sponsor and EarlyBirdCapital, generating gross proceeds of $4,110,000.

Transaction costs amounted to $3,187,305, consisting of $2,760,000 of underwriting fees and $427,305 of other offering costs.

Following the closing of the initial public offering on October 22, 2019, an amount of $138,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private warrants was placed in the trust account. and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of approximately six months, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Our units, ordinary shares and public warrants are each traded on NYSE under the symbols “GLEO.U,” “GLEO” and “GLEO WS,” respectively. Our units commenced public trading on October 18, 2019, and our ordinary shares and public warrants commenced separate public trading on November 14, 2019.

Business Strategy and Acquisition Criteria

Based on our management team’s experience, including prior special purpose acquisition companies, we have developed the following investment criteria that we have used and intend to continue to use to screen and evaluate prospective target businesses.

•	Export Oriented with Leading Industry Position and Competitive Market Advantage. We have focused our search on businesses based in Western Europe with strong ties and exports to the North American market, and businesses based in the United States with strong ties and exports to Western Europe, within industries that we believe have strong fundamentals, favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. The factors we consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, and merger terms. We have also focused on companies based in Italy that represent the best of the “Made in Italy” brand, reflecting the superior engineering, quality craftsmanship and avant-garde style with which we believe Italian products are synonymous. We analyze the strengths and weaknesses of the target business relative to its competitors, focusing on product quality, customer loyalty, switching costs, patent protection and brand positioning. We also seek to acquire a business with diversified customer and supplier bases, and competitive advantages, which help protect its market position, sustain profitability and deliver strong free cash flow. We may also acquire a target with strong underlying fundamentals, but which is not properly capitalized. We do not intend to acquire start-up companies, although we are not prohibited from doing so.

•	Potential to Grow, including Through Further Acquisition Opportunities. We seek to acquire a business that has the potential to supplement its organic growth with a pipeline of potentially actionable accretive acquisitions, particularly in the North American market. We will work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

•	Stable Free Cash Flow, Prudent Debt and Financial Visibility. We seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow. To support the free cash flow and maintain a strong balance sheet, we seek to limit debt immediately following an initial business combination to levels below 3x EBITDA on a normalized, prospective basis. To provide reliable guidance, we also seek to acquire a business that has strong visibility on forward financial performance and straightforward operating metrics. We also seek to avoid businesses that are extremely sensitive to macroeconomic conditions and industry cycles.

•	Experienced Management Team. We seek to acquire a business that has an experienced management team with a proven track record for producing corporate growth, enhancing profitability, generating positive free cash flow, and with an ability to clearly and confidently articulate the business plan and market opportunities to public market investors. A management team with demonstrable acquisition integration experience would be viewed favorably. Where necessary, we may also look to complement and enhance the capabilities of the target business’s management team and our board of directors by recruiting additional talent through our network of contacts or otherwise. This may include recruiting experienced industry professionals to assist in our evaluation of the opportunity and marketing of the business combination prior to its completion, who may ultimately assume an ongoing role with the business or board. While not a requirement, we would prefer opportunities where members of the management team of the target have experience as public company officers or other substantive public market experience.

•	Sourced on a Proprietary Basis. We do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional initial public offering or private equity acquisition, or at the tail end of a process when other alternatives have been eliminated, on the strength of our prior experience in closing business combinations or because our company is most appropriately sized to the target.

•	Preparedness for the Process and Public Markets. We seek to acquire a business that has or can put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business only meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Advantages

•	Experienced Management Team. Our management team and strategic advisors have a substantial middle-market cross-border investment track record and advisory experience, significant knowledge of both the North American and Western European markets, access to proprietary deal flow on a pan-European basis, and strong relationships with Italian business leaders and entrepreneurs. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully navigate local business norms. In addition, our Chairman and Chief Executive Officer has prior experience in consummating initial business combinations for blank check companies, having already sponsored four special purpose acquisition vehicles in Italy, as discussed elsewhere in this Report.

•	Established Deal Sourcing Network and Personal Contacts. We intend to maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s prior involvement in four blank check companies in Italy, will give us a competitive advantage when sourcing potential initial business combination opportunities.

•	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked both in the North American and Western European markets, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors intend to apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

•	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 22, 2021 (or by October 22, 2021 if a definitive agreement with respect to a proposed business combination has been executed by July 22, 2021).

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We are an “emerging growth company” as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.0 billion or revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an “emerging growth company” as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Financial Position

With funds available for a business combination in the amount of $136,398,500 as of December 31, 2020, after payment of $2,760,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this Report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various United States federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

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

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the legal holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by July 22, 2021 (or October 22, 2021 if a definitive agreement with respect to a proposed business combination has been executed by July 22, 2021), it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution.

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

Facilities

Our principal executive offices are located at 1049 Park Ave. 14A, New York, NY 10028. Our sponsor and an affiliate of our Chief Financial Officer, has agreed that, commencing through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. We pay an affiliate of our Chief Financial Officer approximately $3,000 per month for providing such services to us pursuant to a letter agreement between us and an affiliate of our sponsor. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

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

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2020. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company” as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.0 billion or revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an “emerging growth company” as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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

Risks Related to Our Business and Corporate Structure

We are a blank check company with limited operating history and, accordingly, you will have little basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with little operating results to date. Since we have a limited operating history, you will have little basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

Risks Related to Our Initial Business Combination

If we are unable to consummate a business combination, our public shareholders may be forced to wait until July 22, 2021 (or October 22, 2021) before receiving liquidation distributions.

We have until July 22, 2021 (or October 22, 2021 if a definitive agreement with respect to a proposed business combination has been executed by July 22, 2021) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), are restricted from seeking redemption rights with respect to 15% or more of the shares sold in our initial public offering (“Excess Shares”). However, we are not restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares equal to 15% or more and, in order to dispose of such shares, are required to sell your shares in open market transactions, potentially at a loss.

We may issue ordinary or preference shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association currently authorize the issuance of up to 200,000,000 ordinary shares, par value $.0001 per share, and 2,000,000 preference shares, par value $.0001 per share. As of the December 31, 2020, there were 182,600,000 authorized but unissued ordinary shares available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants). Although we have no commitment as of the date of this report, we may issue a substantial number of additional ordinary shares or preference shares, or a combination of ordinary shares and preference shares, to complete a business combination. The issuance of additional ordinary shares or preference shares:

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

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until July 22, 2021 (or until October 22, 2021 if a definitive agreement with respect to a proposed business combination has been executed by July 22, 2021), we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least July 22, 2021 (or until October 22, 2021 if a definitive agreement with respect to a proposed business combination has been executed by July 22, 2021), assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan, such as the Note, would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,000,000 of the notes may be converted into warrants at a price of $1.00 per warrant. On December 14, 2020, we entered into the Note with our sponsor, a convertible promissory note pursuant to which our sponsor agreed to loan us up to an aggregate principal amount of $500,000.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to pay a fine of US$18,292.3 and subject to imprisonment for five years in the Cayman Islands.

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

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Our officers, directors and our sponsor, which is affiliated with certain of our officers, have waived their right to convert (or sell to us in any tender offer) their founder shares or any other ordinary shares (although none of these insiders have indicated any intention to purchase units) or to receive distributions from the trust account with respect to their founder shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Our sponsor has also purchased from us an aggregate of 4,110,000 private warrants at $1.00 per private warrant (for a total purchase price of $4,110,000) that will expire worthless if we do not consummate a business combination. In addition, our officers and directors or their affiliates may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business that may have a limited number of products or services.

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

In connection with any meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, at any time at or prior to the vote taken at the shareholder meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

Our initial shareholders collectively own approximately 19.8% of our issued and outstanding ordinary shares. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase ordinary shares from persons in the open market or in private transactions. However, our officers, directors, initial shareholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in the aftermarket in favor of such proposed business combination.

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

If our initial shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of representative shares, the purchasers of the private warrants and our initial shareholders, officers and directors are entitled to demand that we register the resale of the representative shares, the shares underlying the private warrants and private warrants and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

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

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act. Since we will invest the proceeds held in the trust account only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries, we believe that we will not be considered to be an investment company pursuant to the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

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

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with GAAP or IFRS, or reconciled to GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

We will be required to provide historical and pro forma financial statement disclosure relating to our target business to our shareholders. These financial statements may be required to be prepared in accordance with GAAP, or be reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days after closing. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act requires substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, such as the business combination with Arrival, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Risks Related to Our Trust Account

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

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

Risks Related to Our Securities and the Securities Market

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

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

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

Our warrants are issued in registered form under a warrant agreement between Continental, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need approval from the holders of only 4,425,001, or 36.9%, of the public warrants to amend the terms of the warrants (assuming that the initial shareholders do not purchase any units in this offering units or warrants in the after-market and that the holders of the private warrants, excluding EarlyBirdCapital, voted in favor of such amendment.

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

Generally, we must maintain a minimum number of holders of our securities (400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

Risks Related to Acquiring and Operating a Business Outside of the United States

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

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

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the U.S. Internal Revenue Service (“IRS”) that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

•	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

•	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

•	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares and warrants (as applicable);

•	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

•	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

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

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the SEC, including the NYSE, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

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

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares or warrants under their particular circumstances.

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

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.

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

General Risk Factors

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

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As a blank check without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Market Information

Our units, ordinary shares and public warrants are each traded on the NYSE under the symbols “GLEO.U,” “GLEO” and “GLEO WS,” respectively. Our units commenced public trading on October 18, 2019, and our ordinary shares and public warrants commenced separate public trading on November 14, 2019.

Holders

On March 25, 2021, there was one holder of record of our units, three holders of record of our ordinary shares and three holders of record of our warrants.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” below, “Item 1A. Risk Factors” and elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Report including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 30, 2019 formed for the purpose of effecting an initial businesses combination. While we may pursue an initial business combination target in any business, industry or geographical location, we are focusing our search on targets operating in the Consumer, Retail, Food and Beverage, Fashion and Luxury, Specialty Industrial, Technology or Healthcare sectors that are headquartered in Western Europe or North America, with an emphasis on family-owned businesses, portfolio companies of private equity or venture capital funds, or corporate spin-offs, that have North America as one of its reference markets, and a clearly defined North American high growth strategy. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in an initial business combination:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2020, we had a net loss of $51,592, which consists of general and administrative costs of $795,613, offset by interest income on marketable securities held in the trust account of $744,021.

For the period from July 30, 2019 (inception) through December 31, 2019, we had a net income of $241,659, which consists of interest income on marketable securities held in the trust account of $414,479 offset by general and administrative costs of $172,820.

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

For the year ended December 31, 2020, cash used in operating activities was $587,232. Net loss of $51,592 was reduced by interest earned on marketable securities held in the trust account of $744,021. Changes in operating assets and liabilities provided $587,232 of cash for operating activities.

For the period from July 30, 2019 (inception) through December 31, 2019, cash used in operating activities was $231,770. Net income of $241,659 was affected by interest earned on marketable securities held in the trust account of $414,479, formation costs paid by Sponsor of $5,000 and changes in operating assets and liabilities, which used $63,950 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $139,158,500. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. To the extent that our share capital is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash and cash equivalents of $624,830 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants identical to the private warrants, at a price of $1.00 per warrant at the option of the lender.

On December 14, 2020, we entered into the Note with our sponsor, pursuant to which, our sponsor agreed to loan us up to an aggregate principal amount of $500,000. The Note is non-interest bearing and payable upon the date on which an initial business combination is consummated. If we do not consummate an initial business combination, we may use a portion of any funds held outside the trust account to repay the Note; however, no proceeds from the trust account may be used for such repayment. Up to $500,000 of the Note may be converted into warrants at a price of $1.00 per warrant at the option of our sponsor. The warrants would be identical to the private warrants. As of December 31, 2020, the outstanding balance under the Note amounted to an aggregate of $500,000.

Going Concern

We have until July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed initial business combination has been executed by July 22, 2021) to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed initial business combination has been executed by July 22, 2021).

 Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

 Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We have an agreement to pay an affiliate of our Chief Financial Officer a monthly fee of $3,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on October 17, 2019 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and the Company’s liquidation.

We engaged EarlyBirdCapital as an advisor in connection with an initial business combination to assist us in locating target businesses, holding meetings with our shareholders to discuss a potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing securities, assist us in obtaining shareholder approval for an initial business combination and assist us with our press releases and public filings in connection with an initial business combination. We will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the initial public offering, or $4,830,000, for such services only upon the consummation of an initial business combination. Of such amount, up to approximately 25% may be paid (subject to our discretion) to third parties who are investment banks or financial advisory firms not participating in initial public offering that assist us in consummating its initial business combination. The election to make such payments to third parties will be solely at the discretion of our management team, and such third parties will be selected by the management team in their sole and absolute discretion.

Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed initial business combination if it introduces us to the target business with which we complete an initial business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the initial public offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the initial public offering pursuant to FINRA Rule 5110(c)(3)(B)(ii).

 Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

 Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Luca Giacometti	60	Chairman of the Board and Chief Executive Officer

Alberto Recchi	47	Chief Financial Officer and Director

Patrick S. Jones	76	Director

Alberto Pontonio	54	Director

Robert Cohen	64	Director

Galeazzo Pecori Giraldi	66	Director

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

Patrick S. Jones, has served as one of our Directors since October 2019, is a private investor with considerable independent board member experience with a variety of technology companies. He currently serves as audit committee chairman and independent board member for Talend SA (TLND:NASDAQ), a software company, since 2015 and an independent board member of Itesoft SA (ITE.PA:PARIS), a software company, since 2014. Previously, from 2007 to 2017, he was Chairman of the Board of Lattice Semiconductor (LSCC:NASDAQ), Chairman of the Board of InsideSecure (INSD.PA:PARIS) (now Verimatrix), Chairman of the Board of Dialogic (DLGC:OTC), Chairman of the Board of Epocrates (EPOC:NASDAQ), and has served on other boards including Fluidigm (FLDM:NASDAQ), Openwave Systems (UPIP:NASDAQ) and Novell (NOVL:NASDAQ). Prior to this, he was Senior Vice President and Chief Financial Officer for Gemplus SA, where he worked closely with Mr. David Smith, one of our strategic advisors, who also served on Gemplus’s board of directors, audit committee and IPO committee prior to the company’s initial public offering, representing shareholder GE Capital. Prior to this, Mr. Jones was Vice President of Finance — Corporate Controller for Intel Corp (INTC:NASDAQ). Mr. Jones has an undergraduate degree from the University of Illinois, and an MBA from Saint Louis University. Mr. Jones is well-qualified to serve on our Board due to his extensive investment and board experience.

Alberto Pontonio, has served as one of our Directors since October 2019 and has over 25 years of experience in the financial services industry in both the US and European markets. In January 2019, he joined Raymond James as a financial advisor, based in Miami. Prior to this, from 2015 to December 2018, he traded Equity Index futures. In 2009, he co-founded Censible, an automated investment platform that allows individual investors to align their investments with their personal interests and social values. Previously, Mr. Pontonio worked for Espirito Santo Investment Banking, was a Managing Director at Bear Stearns in London, and worked at Merrill Lynch, in New York and then in London, as a Director in the Institutional Equity department. Mr. Pontonio started his career in New York at Cowen & Co. He holds a B.A. in economics from the Catholic University in Milan, Italy. Mr. Pontonio also currently serves as an independent board member for Americas Technology Acquisition Corp. (NYSE: ATA.U), a special purpose acquisition company, since December 2020. Mr. Pontonio is well-qualified to serve on our Board due to his extensive experience in the financial services industry in both the US and European markets.

Robert Cohen, has served as one of our Directors since October 2019 and has 37 years of experience in investment banking and financial services around the world. In 2007, he founded Cohen Brothers, an international fund placement agent, raising capital across all main private asset fund strategies for fund manager clients in the US, Europe and Asia. From 2000 to 2007, he held chief executive positions at Deutsche Bank and Schroder fund management businesses in France. From 1998 to 2000, he was a director and executive board member of J. Henry Schroder & Co. in London in structured investments, a vice president at Natixis in Equity Capital Markets, a deputy chief financial officer in Barclay’s France group specialized credit division and a senior auditor at Ernst & Young Paris, where he started his career. He holds the Ecole des Hautes Etudes Commerciales diploma (MBA), Jouy en Josas, France and was a board member of AFG, the French fund management professional association. Mr. Cohen is well qualified to serve on our board given his extensive executive, board, audit and private and public company experience.

Galeazzo Pecori Giraldi, served as one of our strategic advisors from October 2019 until March 2021, when he began his service as one of our Directors. He is Chairman of the Board of Hedge Invest SGR, an Italian independent asset management company specialized in the creation and management of alternative investments with over €1 billion AUM. Previously, he was the Global Head of Private Investment Banking at Société Générale, based in Paris, responsible for relationships with major holding companies and family offices for Europe and the Middle East. He was also Deputy Chairman of the Investment Banking Committee and Member of the European Strategic Committee. Prior to this, he spent 24 years at Morgan Stanley as Vice Chairman Europe, Chairman and Chief Executive Officer of Italy & Switzerland, Member of the Global Investment Committee of MSREF (real estate funds). He also spent seven years at Citibank in London at the start of his banking experience. He has served on the Advisory Board of Bridgepoint Capital since 2007 and served as an independent Deputy Chairman at Clessidra SGR (Italian mid-cap private equity) until June 2019. He also serves as member of the board of non-profit organizations FAI (National Trust) and Accenture Foundation. Mr. Pecori Giraldi graduated with a degree in international law from Padua University and attended graduate courses in Business Economics at Cambridge and Harvard Universities. Mr. Pecori Giraldi is well qualified to serve on our board given his extensive experience in the financial services industry in both the US and European markets.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of six directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Recchi, Cohen and Jones, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Pontonio, Giacometti and Pecori Giraldi, will expire at the second annual meeting of shareholders. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on the NYSE. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman of the board of directors, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

We currently have the following standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee of a listed company be comprised solely of independent directors. Consequently, all of the standing committees of the board of directors are comprised entirely of independent directors. The charter of each committee is available on our website at https://galileospac.com/corporate-governance.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Cohen, Jones and Pecori Giraldi serve as members of our audit committee, and Mr. Jones chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Cohen, Jones and Pecori Giraldi meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that each qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Financial Experts on Audit Committee

The audit committee is at all times composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE listing standards. The NYSE listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Cohen, Jones and Pecori Giraldi each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

The primary purposes of our nominating and corporate governance committee are to assist the board in:

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

Code of Ethics

We have filed a copy of our form of Code of Ethics applicable to our directors, officers and employees, our audit committee charter, our compensation committee charter and our nominating and governance committee charter as exhibits to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov or by visiting our website at https://galileospac.com/corporate-governance. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns shares of our ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Ordinary Shares
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Officers and Directors
Luca Giacometti (1) (2)	3,450,000	19.8%
Alberto Recchi (1) (2)	3,450,000	19.8%
Patrick S. Jones (2) (3)	--	--
Alberto Pontonio (2) (3)	--	--
Robert Cohen (2) (3)	--	--
Galeazzo Pecori Giraldi (2) (3)	--	--
All Directors and Officers as a group (6 Individuals)	3,450,000	19.8%

5% or More Shareholders
Galileo Founders Holdings, L.P (1) (2)	3,450,000	19.8%
Glazer Capital, LLC (4)	2,207,343	12.7%
Magnetar Financial LLC (5)	1,025,000	5.9%

(1)	Our sponsor is the record holder of such ordinary shares. Galileo Founders GP Corp. (the “Sponsor GP”) is the general partner of the sponsor. Luca Giacometti directly and indirectly through an entity he controls (Gaburo, SRL), and Alberto Recchi, the Company’s Chief Financial Officer and Director, through an entity he controls (Ampla Capital, LLC), are the sole directors and officers of the Sponsor GP. As such, the Sponsor GP and each of Messrs. Giacometti and Recchi may be deemed to have beneficial ownership of such ordinary shares held directly by the sponsor.
(2)	The principal place of business for each of these entities and individuals is: C/O Galileo Acquisition Corp., 1049 Park Avenue. 14A, New York, NY 10028.
(3)	Each of these individuals hold an interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Pursuant to a Schedule 13G filed by Glazer Capital, LLC with the SEC on January 11, 2021, on behalf of Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Paul J. Glazer, a US citizen (“Mr. Glazer”, together with Glazer Capital, the “Reporting Persons”). The principal place of business of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019. Glazer Capital serves as investment manager for certain funds and managed accounts (collectively, the “Glazer Funds”) that hold the ordinary shares as reported therein. Mr. Glazer serves as the Managing Member of Glazer Capital, with respect to the shares of ordinary shares held by the Glazer Funds. Glazer Enhanced Offshore Fund, Ltd, a Glazer Fund, has the right to receive or the power to direct the receipt of the proceeds from the sale of more than 5% of the ordinary shares reported therein.
(5)	Pursuant to a Schedule 13G filed by Magnetar Financial LLC (“Magnetar Financial”) with the SEC on February 13, 2020, the ordinary shares reported therein relate to the units held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”) and Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), all Cayman Islands exempted companies except for Structured Credit Fund which is a Delaware limited partnership , collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Units held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The Principal place of business for each of these entities and individuals is: 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

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

Our sponsor and EarlyBirdCapital purchased an aggregate of 4,110,000 private warrants at $1.00 per private warrant (for a total purchase price of $4,110,000). Our sponsor purchased an aggregate of 3,562,000 private warrants and EarlyBirdCapital and/or its designees purchased an aggregate of 548,000 private warrants. The private warrants are identical to the public warrants. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. All of the proceeds we received from these purchases was placed into an account in the United States maintained by Continental, as trustee. The purchasers have agreed not to transfer, assign or sell any of the private warrants or the underlying securities (except to the same permitted transferees as the insider shares) until the completion of our initial business combination. In addition, for as long as the private warrants are held by EarlyBirdCapital or its designees or affiliates, they may not be exercised after five years from the effective date of the Registration Statement.

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

The holders of our insider shares issued and outstanding, as well as the holders of the representative shares, the private warrants (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Registration Statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the representative shares, the private warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our initial public offering, our sponsor loaned us an aggregate of $61,452 to be used to pay formation expenses and a portion of the expenses of our initial public offering. The loan was payable without interest on the earlier of March 31, 2020 or on the date on which we consummated our initial public offering. The loan was repaid upon the consummation of our initial public offering.

On December 14, 2020, we entered into the Note with our sponsor, pursuant to which, our sponsor agreed to loan us up to an aggregate principal amount of $500,000. The Note is non-interest bearing and payable upon the date on which an initial business combination is consummated. If we do not consummate an initial business combination, we may use a portion of any funds held outside the trust account to repay the Note; however, no proceeds from the trust account may be used for such repayment. Up to $500,000 of the Note may be converted into warrants at a price of $1.00 per warrant at the option of our sponsor. The warrants would be identical to the private warrants. As of December 31, 2020, the outstanding balance under the Note amounted to an aggregate of $500,000.

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

Our sponsor, an affiliate of Luca Giacometti, our Chairman and Chief Executive Officer and Alberto Recchi, our Chief Financial Officer, has agreed that, commencing on the date of effective date of the Registration Statement through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. We have agreed to pay an affiliate of our Chief Financial Officer an aggregate of approximately $3,000 per month for these services.

Other than the rent and the approximately $3,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

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

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director; and

•	whether the transaction would present an improper conflict of interest for any director or executive officer.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Cohen, Jones, Pontonio and Pecori Giraldi are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14.	Principal Accountant Fees and Services.

The firm of Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. During the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, the aggregate audit fees for our independent registered public accounting firm were approximately $45,000 and $65,000, respectively. These amounts include the services Withum performed in connection with our initial public offering and the audit of our December 31, 2020 and 2019 financial statements, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render assurance and related services related to financial accounting and reporting standards. The aggregate audit-related fees paid to Withum totaled 0 and 0 for the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, respectively.

Tax Fees

During the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning. The aggregate tax fees paid to Withum totaled 0 and 0 for the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, respectively.

All Other Fees

During the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above. The aggregate of all other fees paid to Withum totaled 0 and 0 for the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, respectively.

Our audit committee has determined that the services provided by Withum are compatible with maintaining the independence of Withum as our independent registered public accounting firm.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

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

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 17, 2019, between the Company and EarlyBirdCapital. (2)

3.1	Memorandum and Articles of Association. (1)

3.2	Amended and Restated Memorandum and Articles of Association. (2)

4.1	Warrant Agreement, dated October 17, 2019, between Continental, as the Warrant Agent, and the Company. (2)

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act. (3)

10.1	Investment Management Trust Account Agreement, dated October 17, 2019, between Continental, as Trustee, and the Company. (2)

10.2	Registration Rights Agreement, dated October 17, 2019, between the Company, the sponsor and the investors party thereto. (2)

10.3	Letter Agreement, dated October 17, 2019, between the Company, its officers, directors and the sponsor. (2)

10.5	Administrative Services Agreement, dated October 17, 2019, by and among the Company and Ampla Capital, LLC. (2)

10.6	Securities Subscription Agreement, dated August 16, 2019, by and between the Registrant and the sponsor. (1)

10.7	Promissory Note, dated August 16, 2019 (1)

10.8	Warrant Subscription Agreement, dated October 17, 2019 by and between the Company and the sponsor. (2)

10.9	Warrant Subscription Agreement, dated October 17, 2019 by and between the Company and EarlyBirdCapital. (2)

10.10	Business Combination Marketing Agreement, dated October 17, 2019 by and between the Company and EarlyBirdCapital. (2)

10.11	Stock Escrow Agreement, date October 17, 2019 by and between the Company, the sponsor and Continental. (2)

10.12	Promissory Note of the Company, dated December 14, 2020. (4)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 2, 2019 as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 23, 2019.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 26, 2020.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 16, 2020.

GALILEO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Galileo Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galileo Acquisition Corp. (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from July 30, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from July 30, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to consummate a Business Combination by the close of business on July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021) and if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 22, 2021, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

New York, New York

March 25, 2021

GALILEO ACQUISITION CORP.

BALANCE SHEETS

	December 31
	2020	2019
ASSETS
Current Assets
Cash	$624,830	$712,062
Prepaid expenses and other current assets	65,301	129,666
Total Current Assets	690,131	841,728

Cash and marketable securities held in Trust Account	139,158,500	138,414,479
TOTAL ASSETS	$139,848,631	$139,256,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities - Accounts payable and accrued expenses	$209,732	$65,716
Convertible promissory note – related party	500,000	—
Total Liabilities	709,732	65,716

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 13,413,889 and 13,419,049 shares at $10.00 redemption value at $10.00 per share at December 31, 2020 and 2019, respectively	134,138,890	134,190,490

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,986,111 and 3,980,951 shares issued and outstanding (excluding 13,413,889 and 13,419,049 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	399	398
Additional paid-in capital	4,809,543	4,757,944
Retained earnings	190,067	241,659
Total Shareholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,848,631	$139,256,207

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from July 30, 2019 (Inception) Through December 31,
	2020	2019
General and administrative costs	$795,613	$172,820
Loss from operations	(795,613)	(172,820)

Other income:
Interest earned on marketable securities held in Trust Account	744,021	414,479

Net (loss) income	$(51,592)	$241,659

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000
Basic and diluted net income per ordinary share, redeemable	$0.05	$0.03

Weighted average shares outstanding of non-redeemable ordinary shares	3,600,000	3,600,000
Basic and diluted net loss per ordinary share, non-redeemable	$(0.22)	$(0.05)

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid	Retained	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – July 30, 2019 (inception)	—	$—	$—	$—	$—

Non-Redeemable ordinary shares issued to Sponsor	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	150,000	15	1,122	—	1,137

Sale of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	1,380	134,811,315	—	134,812,695

Sale of 4,110,000 Private Warrants	—	—	4,110,000	—	4,110,000

Redeemable ordinary shares subject to possible redemption	(13,419,049)	(1,342)	(134,189,148)	—	(134,190,490)

Net income	—	—	—	241,659	241,659

Balance – December 31, 2019	3,980,951	398	4,757,944	241,659	5,000,001

Change in value of redeemable ordinary shares subject to possible redemption	5,160	1	51,599	—	51,600

Net loss	—	—	—	(51,592)	(51,592)

Balance – December 31, 2020	3,986,111	$399	$4,809,543	$190,067	$5,000,009

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from July 30, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(51,592)	$241,659
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Formation costs paid by Sponsor	—	5,000
Interest earned on marketable securities held in Trust Account	(744,021)	(414,479)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	64,365	(129,666)
Accounts payable and accrued expenses	144,016	65,716
Net cash used in operating activities	(587,232)	(231,770)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,240,000
Proceeds from sale of Private Warrants	—	4,110,000
Proceeds from convertible promissory note - related party	500,000
Repayment of promissory note – related party	—	(93,798)
Payments of offering costs	—	(312,370)
Net cash provided by financing activities	500,000	138,943,832

Net Change in Cash	(87,232)	712,062
Cash – Beginning	712,062	—
Cash – Ending	$624,830	$712,062

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$133,895,920
Change in value of ordinary share subject to possible redemption	$(51,600)	$294,570
Issuance of Representative Shares	$—	$1,137
Payment of offering costs through promissory note – related party	$—	$88,798
Offering costs paid directly by shareholder in exchange for issuance of ordinary shares	$—	$25,000

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which is described below, and since the IPO, identifying a target company for a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,110,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Galileo Founders Holdings, L.P. (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees, generating gross proceeds of $4,110,000, which is described in Note 4.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2021 (or up to October 22, 2021 if a definitive agreement with respect to a proposed Business Combination has been executed by July 22, 2021). The Company intends to complete a Business Combination before the mandatory liquidation date.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 13,413,889 and 13,419,049 of ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents as of December 31, 2020 and December 31, 2019 of approximately $625,000 and $712,000, respectively.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,187,305 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and December 31, 2019 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the periods. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,910,000 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from July 30, 2019 (inception) Through December 31,
	2020	2019
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$744,021	$414,479
Net Earnings	$744,021	$414,479
Denominator: Weighted Average Redeemable Ordinary Shares Redeemable Ordinary Shares, Basic and Diluted	13,800,000	13,800,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.05	$0.03

Non-Redeemable Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(51,592)	$241,659
Redeemable Net Earnings	(744,021)	(414,479)
Non-Redeemable Net Loss	$(795,613)	$(172,820)
Denominator: Weighted Average Non-Redeemable Ordinary Shares Non-Redeemable Ordinary Shares, Basic and Diluted	3,600,000	3,600,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.22)	$(0.05)

Note: As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the Federal Depository Insurance Corporation of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2019, the Company issued an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On October 17, 2019, the Company effected a share dividend of 0.2 of a share for each ordinary share in issue, resulting in the Sponsor holding an aggregate of 3,450,000 Founder Shares. The Founder Shares include an aggregate of up to 450,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares (as defined in Note 7)). As a result of the underwriters’ election to fully exercise their over-allotment option, 450,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Ampla Capital, LLC, an affiliate of the Company’s Chief Financial Officer a monthly fee of approximately $3,000 for general and administrative services, including office space, utilities and secretarial support. For the year ended December 31, 2020 and for the period from July 30, 2019 (inception) through December 31, 2019, the Company incurred and paid $36,000 and $9,000 in fees for these services, respectively.

Promissory Note — Related Party

The Company’s Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The Promissory Note (“Promissory Note”) was non-interest bearing, unsecured and due on the earlier of March 31, 2020 or the closing of the Initial Public Offering. The Promissory Note, in the outstanding amount of $93,798, was repaid upon the consummation of the Initial Public Offering on October 22, 2019. As of December 31, 2020 and 2019, there were no amounts under the Promissory Note were outstanding.

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

On December 14, 2020, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000 (the “Note”). The Note is non-interest bearing and payable upon the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $500,000 of the Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Warrants. As of December 31, 2020, the outstanding balance under the Note amounted to an aggregate of $500,000.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Marketing Agreement

The Company engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in locating target businesses, holding meetings with its shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,830,000, for such services only upon the consummation of a Business Combination. Of such amount, up to approximately 25% may be paid (subject to the Company’s discretion) to third parties who are investment banks or financial advisory firms not participating in Initial Public Offering that assist the Company in consummating its Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. As of December 31, 2020, the above service had not been completed and accordingly, no amounts have been recorded in the accompanying financial statements.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 3,986,111 and 3,980,951 ordinary shares issued and outstanding, excluding 13,413,889 and 13,419,049 ordinary shares subject to possible redemption, respectively, which includes the 2,887,500 Founder Shares not subject to forfeiture.

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

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

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

At December 31, 2020, assets held in the Trust Account were comprised of $5,563 in cash equivalents and $139,152,937 in U.S. Treasury Bills at amortized cost. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

At December 31, 2019, assets held in the Trust Account were comprised of $220 in cash and $138,414,259 U.S Treasury Bills, at amortized cost. During the period ended December 31, 2019, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBR 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021)(1)	1	$139,152,937	$2,063	$139,155,000
December 31, 2019	U.S. Treasury Securities (Matured on 4/16/2020)	1	$138,414,259	$26,719	$138,440,978

(1) The company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities

The Company recognizes transfers into and out of the fair value levels at the end of the reporting period. There were no transfers into or out of the levels during the year ended December 31, 2020 or the period from July 30 2019 (inception) through December 31, 2019.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2021	Galileo Acquisition Corp.

	By:	/s/ Luca Giacometti
		Name:	Luca Giacometti
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Luca Giacometti	Chief Executive Officer and Chairman	March 25, 2021
Luca Giacometti	(Principal Executive Officer)

/s/ Alberto Recchi	Chief Financial Officer and Director	March 25, 2021
Alberto Recchi	(Principal Financial and Accounting Officer)

/s/ Patrick S. Jones	Director	March 25, 2021
Patrick S. Jones

/s/ Alberto Pontonio	Director	March 25, 2021
Alberto Pontonio

/s/ Robert Cohen	Director	March 25, 2021
Robert Cohen

/s/ Galeazzo Pecori Giraldi	Director	March 25, 2021
Galeazzo Pecori Giraldi