Form 10-K/A
period 2020-12-31
Galileo Acquisition Corp.
filed 2021-05-26
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Galileo Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on October 22, 2019, our warrants have been accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements for the period from July 30, 2019 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon. Specifically, on May 12, 2021, the Company's audit committee, based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s audited financial statements for the years ended December 31, 2020 and December 31, 2019, and the financial statements for the quarters ending September 30, 2020, June 30, 2020, and March 31, 2020, as reported in the Company's Annual Reports on Form 10-Ks filed on March 25, 2021 and March 26, 2020 and in the Company’s Quarterly Reports on Form 10-Qs filed on November 6, 2020, August 10, 2020, and May 8, 2020 should no longer be relied upon due to changes required to reclassify the Company’s outstanding private warrants as liabilities. Similarly, the related press releases, Report of Independent Registered Public Accounting Firm dated March 25, 2021 and March 26, 2020 on the financial statements as of December 31, 2020 and December 31, 2019 and for the years ended December 31, 2020 and December 31, 2019, and the stockholder communications, investor presentations or other communications describing relevant portions of the Company's financial statements for these periods should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations and did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 22, 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations for each reporting period.

Initial Business Combination

On April 28, 2021 we entered into an Agreement and Plan of Merger and Reorganization pursuant to which we would acquire Shapeways, Inc. (“Shapeways”). See our Current Report on Form 8-K filed on April 30, 2021 for information concerning that transaction.

Items Amended

We are filing this Amendment to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8 and Controls and Procedures described in Item 9A, in the Original Filing to give effect to the change in accounting for the warrants.

The change in accounting for the private warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements in the Affected Period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the private warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31 and 32) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

2

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Amendment, those results or developments may not be indicative of results or developments in subsequent periods.

ii

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

•	“Amendment” are to Amendment No. 1 to Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Companies Law” are to the Companies Law (2018 Revision) of the Cayman Islands, as the same may be amended from time to time;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“DTC” are to the Depository Trust Company;

•	“DWAC System” are to DTC’s Deposit/Withdrawal At Custodian system;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•	“founder shares” are to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the Company’s initial public offering consummated on October 22, 2019;

•	“initial shareholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“Note” are to the convertible promissory note we entered into with the sponsor on December 14, 2020, pursuant to which our sponsor agreed to loan us up to an aggregate principal amount of $500,000;

•	“NYSE” are to the New York Stock Exchange;

•	“ordinary shares” are to our ordinary shares, par value $0.0001 per share;

•	“Original Filing” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;
•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private warrants” are to the warrants issued to our sponsor and EarlyBirdCapital in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to our ordinary shares sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

•	“public shareholder” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

iii

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial shareholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“Registration Statement” are to the Form S-1 filed with the SEC (as defined below) on October 22, 2019, as amended;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Galileo Founders Holdings, L.P., a Delaware limited partnership; Galileo Founders GP Corp is the general partner of our sponsor and is controlled by Luca Giacometti, our Chairman and Chief Executive Officer and Alberto Recchi, our Chief Financial Officer;

•	“trust account” are to the trust account in which an amount of $138,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the private warrants was placed following the closing of the initial public offering;

•	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

•	“US Dollars” and “$” refer to the legal currency of the United States;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private warrants to the extent they are no longer held by the initial shareholders of the private warrants or their permitted transferees;

•	“we,” “us,” “company” or “our company” are to Galileo Acquisition Corp; and

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ending December 31, 2020.

iv

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Amendment including the financial statements.

•	our status as a blank check company with limited operating history and no revenues;

•	material weakness in our internal control over financial reporting;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the availability to us of funds from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our public securities’ potential liquidity and trading; or

•	our financial performance following our initial public offering.

v

PART I

Item 1.	Business.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business only meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Advantages

•	Experienced Management Team. Our management team and strategic advisors have a substantial middle-market cross-border investment track record and advisory experience, significant knowledge of both the North American and Western European markets, access to proprietary deal flow on a pan-European basis, and strong relationships with Italian business leaders and entrepreneurs. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully navigate local business norms. In addition, our Chairman and Chief Executive Officer has prior experience in consummating initial business combinations for blank check companies, having already sponsored four special purpose acquisition vehicles in Italy, as discussed elsewhere in this Amendment.

•	Established Deal Sourcing Network and Personal Contacts. We intend to maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s prior involvement in four blank check companies in Italy, will give us a competitive advantage when sourcing potential initial business combination opportunities.

•	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked both in the North American and Western European markets, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors intend to apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

•	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

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

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our proposed business combination by October 22, 2021.

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

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this Amendment, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various United States federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

We chose our net tangible asset threshold of $5,000,001 as described above to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until October 22, 2021in order to be able to receive a pro rata share of the trust account.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete the proposed business combination by October 22, 2021it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution.

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

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Amendment contains financial statements audited and reported on by our independent registered public accountants.

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

You should carefully consider all of the following risk factors and all the other information contained in this Amendment, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In such an event, the trading price of our securities could decline, and you could lose all or part of your investment. This Amendment also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. For risk factors related to Shapeways, and our business combination with Shapeways, see the Registration Statement on Form S-4 we will file in connection with such business combination.

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our private warrants are accounted for as liabilities and the changes in value of our private warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the private warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares and/or may make it more difficult for us to consummate an initial business combination, if our business combination with Shapeways is not completed.

We account for the 4,110,000 private placement warrants issued concurrently with the closing of the initial public offering in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we will classify each private warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period from July 30, 2019 (inception) to December 31, 2019 and the year ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete the proposed business combination by October 22, 2021. Because we are not subject to Rule 419, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

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

We have until October 22, 2021 to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating a business transaction.

We have until October 22, 2021to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

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

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until October 22, 2021we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least October 22, 2021 assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan, such as the Note, would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,000,000 of the notes may be converted into warrants at a price of $1.00 per warrant. On December 14, 2020, we entered into the Note with our sponsor, a convertible promissory note pursuant to which our sponsor agreed to loan us up to an aggregate principal amount of $500,000.

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

Our amended and restated memorandum and articles of association provide that we will continue in existence only until October 22, 2021 if the proposed business combination has not been consummated by such time. If we are unable to complete an initial business combination during such time period, it will trigger our automatic winding up, liquidation and dissolution. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

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

While we are focusing and will continue to focus our search for target businesses on specific locations and industry sectors as described in the Original Filing, we are not limited to those locations and sectors and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

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

While we intend to focus our search for target businesses within the locations and industries as described in the Original Filing, we may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

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

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our shareholders electing to exercise their conversion rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until October 22, 2021 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

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

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this Amendment) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will only consummate our initial business combination if we have net tangible assets (after redemption) of at least $5,000,001 either immediately prior to or upon such consummation and a majority of the issued and outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination.

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

There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% in par value capital of our company request such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights until October 22, 2021. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” below, “Item 1A. Risk Factors” and elsewhere in this Amendment.

Special Note Regarding Forward-Looking Statements

This Amendment includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Amendment including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 22, 2019, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the private warrants and should no longer be relied upon.

Historically, the private warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the private warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for private warrants issued on October 22, 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of, and for the year ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Results of Operations (restated)

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

For the year ended December 31, 2020, we had a net loss of $1,531,192, which consisted of general and administrative costs of $795,613 and a change in the fair value of warrant liabilities of $1,479,600, offset by interest income on marketable securities held in the trust account of $744,021.

For the three months ended September 30, 2020, we had a net loss of $224,706, which consisted of general and administrative costs of $99,255 and a change in the fair value of warrant liabilities of $164,400, offset by interest income on marketable securities held in the Trust Account of $38,949.

For the nine months ended September 30, 2020, we had a net loss of $234,600, which consisted of interest income on marketable securities held in the Trust Account of $715,324, offset by general and administrative costs of $374,524 and a change in the fair value of warrant liabilities of $575,400.

For the three months ended June 30, 2020, we had a net loss of $1,301,788, which consisted of interest income on marketable securities held in the Trust Account of $129,744, offset by general and administrative costs of $75,232 and a change in the fair value of warrant liabilities of $1,356,300.

For the six months ended June 30, 2020, we had a net loss of $9,894, which consisted of interest income on marketable securities held in the Trust Account of $676,375, offset by general and administrative costs of $275,269 and a change in the fair value of warrant liabilities of $411,000.

For the three months ended March 31, 2020, we had a net income of $1,291,894, which consisted of interest income on marketable securities held in the Trust Account of $546,631 and a change in the fair value of warrant liabilities of $945,300, offset by operating and general and administrative costs of $200,037.

For the period from July 30, 2019 (inception) through December 31, 2019, we had a net loss of $378,919, which consisted of interest income on marketable securities held in the trust account of $414,479 offset by general and administrative costs of $176,898 and a change in the fair value of warrant liabilities of $616,500.

Liquidity and Capital Resources (restated)

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

For the year ended December 31, 2020, cash used in operating activities was $587,232. Net loss of $1,531,192 was reduced by interest earned on marketable securities held in the trust account of $744,021. A change in the fair value of warrant liabilities of $1,479,600 and changes in operating assets and liabilities provided $587,232 of cash for operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $389,512. Net loss of $234,600 was offset by interest earned on marketable securities held in the Trust Account of $715,324, a change in the fair value of warrant liabilities of $575,400, and changes in operating assets and liabilities, which used $14,988 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $329,901. Net loss of $9,894 was offset by interest earned on marketable securities held in the Trust Account of $676,375, a change in the fair value of warrant liabilities of $411,000, and changes in operating assets and liabilities, which used $54,632 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $258,550. Net income of $1,291,894 was offset by interest earned on marketable securities held in the Trust Account of $546,631, a change in the fair value of warrant liabilities of $945,300, and changes in operating assets and liabilities, which used $58,513 of cash from operating activities.

For the period from July 30, 2019 (inception) through December 31, 2019, cash used in operating activities was $231,770. Net loss of $378,919 was affected by interest earned on marketable securities held in the trust account of $414,479, a change in the fair value of warrant liabilities of $616,500, transaction costs allocable to warrant liabilities of $4,078, formation costs paid by Sponsor of $5,000 and changes in operating assets and liabilities, which used $63,950 of cash from operating activities.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify our private placement warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 4,110,000 private warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the private placement warrants has been estimated using a Binomial Lattice Model at each measurement date.

Going Concern

We have until October 22, 2021to consummate the proposed business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Amendment. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2021.

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

Warrant Liability

We account for the private warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model.

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

This information appears following Item 16 of this Amendment and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Amendment, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Restatement of Previously Issued Financial Statements

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2019 and for the period from July 30, 2019 (inception) through December 31, 2019 and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In connection with the preparation of this Amendment, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

      During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified.

      Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on October 22, 2019, our private warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of March 25, 2021, our directors and officers are as follows:

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Cohen, Jones and Pontonio. Mr. Pontonio serves as chair of the nominating and corporate governance committee.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Amendment.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

GALILEO ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Galileo Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Galileo Acquisition Corp. (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and for the period from July 30, 2019 (inception) through December 31, 2019, the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from July 30, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2A to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by October 22, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

May 25, 2021

GALILEO ACQUISITION CORP.

BALANCE SHEETS (Restated)

	December 31
	2020	2019
ASSETS
Current Assets
Cash	$624,830	$712,062
Prepaid expenses and other current assets	65,301	129,666
Total Current Assets	690,131	841,728

Cash and marketable securities held in Trust Account	139,158,500	138,414,479
TOTAL ASSETS	$139,848,631	$139,256,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current liabilities - Accounts payable and accrued expenses	$209,732	$65,716
Convertible promissory note – related party	500,000	—
Warrant Liabilities	3,452,400	1,972,800
Total Liabilities	4,162,132	2,038,516

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 13,068,649 and 13,221,769 shares at $10.00 redemption value at $10.00 per share at December 31, 2020 and 2019, respectively	130,686,490	132,217,690

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,331,351 and 4,178,231 shares issued and outstanding (excluding 13,068,649 and 13,221,769 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	433	418
Additional paid-in capital	6,909,687	5,378,502
Accumulated deficit	(1,910,111)	(378,919)
Total Shareholders’ Equity	5,000,009	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,848,631	$139,256,207

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

STATEMENTS OF OPERATIONS (Restated)

	Year Ended December 31,	For the Period from July 30, 2019 (Inception) Through December 31,
	2020	2019
General and administrative costs	$795,613	$172,820
Loss from operations	(795,613)	(172,820)

Other income:
Interest earned on marketable securities held in Trust Account	744,021	414,479
Transaction costs allocable to warrant liabilities		(4,078)
Change in fair value of warrant liabilities	(1,479,600)	(616,500)

Net loss	$(1,531,192)	$(378,919)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000
Basic and diluted net income per ordinary share, redeemable	$0.05	$0.03

Weighted average shares outstanding of non-redeemable ordinary shares	3,600,000	3,600,000
Basic and diluted net loss per ordinary share, non-redeemable	$(0.63)	$(0.22)

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Restated)

	Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – July 30, 2019 (inception)	—	$—	$—	$—	$—

Non-Redeemable ordinary shares issued to Sponsor	3,450,000	345	24,655	—	25,000

Issuance of Representative Shares	150,000	15	1,122	—	1,137

Sale of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	1,380	134,811,315	—	134,812,695

Contribution in excess of fair value of private warrants	—	—	2,757,778	—	2,757,778

Redeemable ordinary shares subject to possible redemption	(13,221,769)	(1,322)	(132,216,368)	—	(132,217,690)

Net loss	—	—	—	(378,919)	(378,919)

Balance – December 31, 2019	4,178,231	418	5,378,502	(378,919)	5,000,001

Change in value of redeemable ordinary shares subject to possible redemption	153,120	15	1,531,185	—	1,531,200

Net loss	—	—	—	(1,531,192)	(1,531,192)

Balance – December 31, 2020	4,331,351	$433	$6,909,687	$(1,910,111)	$5,000,009

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

STATEMENTS OF CASH FLOWS (Restated)

	Year Ended December 31,	For the Period from July 30, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,531,192)	$(378,919)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Formation costs paid by Sponsor	—	5,000
Interest earned on marketable securities held in Trust Account	(744,021)	(414,479)
Change in fair value of warrant liabilities	1,479,600	616,500
Transaction costs allocable to warrant liabilities	—	4,078
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	64,365	(129,666)
Accounts payable and accrued expenses	144,016	65,716
Net cash used in operating activities	(587,232)	(231,770)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,240,000
Proceeds from sale of Private Warrants	—	4,110,000
Proceeds from convertible promissory note - related party	500,000
Repayment of promissory note – related party	—	(93,798)
Payments of offering costs	—	(312,370)
Net cash provided by financing activities	500,000	138,943,832

Net Change in Cash	(87,232)	712,062
Cash – Beginning	712,062	—
Cash – Ending	$624,830	$712,062

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$132,539,620
Change in value of ordinary share subject to possible redemption	$(1,531,200)	$(321,930)
Initial classification of warrant liabilities	$—	$1,356,300
Issuance of Representative Shares	$—	$1,137
Payment of offering costs through promissory note – related party	$—	$88,798
Offering costs paid directly by shareholder in exchange for issuance of ordinary shares	$—	$25,000

The accompanying notes are an integral part of these financial statements.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

The Company will have until October 22, 2021 to consummate the proposed business combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, it will trigger the automatic winding up, dissolution and liquidation pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association. If the Company is forced to liquidate, the amount in the Trust Account (less the aggregate nominal par value of the shares of the Company’s public shareholders) under the Companies Law (2018 Revision) of the Cayman Islands (the “Companies Law”) will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay the debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, the public shareholders would be distributed the amount in the Trust Account calculated as of the date that is two days prior to the distribution (including any accrued interest, net of taxes payable).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 22, 2021 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the private warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the private warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Balance Sheet as of October 22, 2019	As Reported	Adjustment	As Restated
Warrant Liabilities	$—	$1,356,300	$1,356,300
Total Liabilities	82,127	1,356,300	1,438,427
Ordinary shares subject to redemption	133,895,920	(1,356,300)	132,539,620
Ordinary Shares	401	14	415
Additional paid-in capital	$5,052,511	$4,064	$5,056,575
Retained earnings (Accumulated deficit)	(52,908)	(4,078)	(56,986)
Total Shareholders’ Equity	$5,000,004	$—	$5,000,004

Number of shares subject to possible redemption	13,389,592	(135,630)	13,253,962

Balance Sheet as of December 31, 2019	As Reported	Adjustment	As Restated
Warrant Liabilities	$—	$1,972,800	$1,972,800
Total Liabilities	65,716	1,972,800	2,038,516
Ordinary shares subject to redemption	134,190,490	(1,972,800)	132,217,690
Ordinary Shares	398	20	418
Additional paid-in capital	$4,757,944	$620,558)	$5,378,502
Retained earnings (Accumulated deficit)	$241,659	$(620,578)	$(378,919)
Total Shareholders’ Equity	$5,000,001	$—	$5,000,001
		-
Number of shares subject to possible redemption	13,419,049	(197,280)	13,221,769

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Operations for the period from July 30, 2019 (inception) to December 31, 2019	As Reported	Adjustment	As Restated
Transaction costs allocable to warrant liabilities	$—	$(4,078)	$(4,078)
Change in fair value of warrant liabilities	—	(616,500)	(616,500)
Net income	$241,659	$(620,578)	$(378,919)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.05)	$(0.17)	$(0.22)

Statement of Cash Flows for the year ended December 31, 2019	As Reported	Period Adjustment	As Restated
Net income (loss)	$241,659	$(620,578)	$(378,919)
Change in fair value of warrant liabilities	$—	$616,500	$616,500
Transaction costs allocable to warrant liabilities	$—	$4,078	$4,078
Initial classification of warrant liabilities	$—	$1,356,300	$1,356,300
Initial classification of ordinary shares subject to possible redemption	$133,895,920	$(1,356,300)	$132,539,620
Change in value of ordinary shares subject to possible redemption	$294,570	$(616,500)	$(321,930)

Balance Sheet as of March 31, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$1,027,500	$1,027,500
Total Liabilities	53,215	1,027,500	1,080,715
Ordinary shares subject to redemption	134,537,080	(1,027,500)	133,509,580
Ordinary Shares	395	10	405
Additional paid-in capital	$4,411,357	$(324,732)	$4,086,625
Retained earnings	$588,253	$324,722	$912,975
Total Shareholders’ Equity	$5,000,005	$—	$5,000,005

Number of shares subject to possible redemption	13,453,708	(102,750)	13,350,958

Balance Sheet as of June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$2,383,800	$2,383,800
Total Liabilities	16,366	2,383,800	2,400,166
Ordinary shares subject to redemption	134,591,590	(2,383,800)	132,207,790
Ordinary Shares	394	24	418
Additional paid-in capital	$4,356,848	$1,031,554	$5,388,402
Retained earnings (Accumulated deficit)	$642,765	$(1,031,578)	$(388,813)
Total Shareholders’ Equity	$5,000,007	$—	$5,000,007

Number of shares subject to possible redemption	13,459,159	(238,380)	13,220,779

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Balance Sheet as of September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$2,548,200	$2,548,200
Total Liabilities	15,147	2,548,200	2,563,347
Ordinary shares subject to redemption	134,531,290	(2,548,200)	131,983,090
Ordinary Shares	395	25	420
Additional paid-in capital	$4,417,147	$1,195,953	$5,613,100
Retained earnings (Accumulated deficit)	$582,459	$(1,195,978)	$(613,519)
Total Shareholders’ Equity	$5,000,001	$0	$5,000,001
		-
Number of shares subject to possible redemption	13,453,129	(254,820)	13,198,309

Balance Sheet as of December 31, 2020	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$3,452,400	$3,452,400
Total Liabilities	709,732	3,452,400	4,162,132
Ordinary shares subject to redemption	134,138,890	(3,452,400)	130,686,490
Ordinary Shares	399	34	433
Additional paid-in capital	$4,809,543	$2,100,144	$6,909,687
Retained earnings (Accumulated deficit)	$190,067	$(2,100,178)	$(1,910,111)
Total Shareholders’ Equity	$5,000,009	$—	$5,000,009

Number of shares subject to possible redemption	13,413,889	(345,240)	13,068,649

Statement of Operations for the three months ended March 31, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$945,300	$945,300
Net income	$346,594	$945,300	$1,291,894
Basic and diluted net loss per ordinary share, non-redeemable	$(0.06)	$0.27	$0.21

Statement of Operations for the six months ended June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(411,000)	$(411,000)
Net income	$401,106	$(411,000)	$(9,894)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.08)	$(0.11)	$(0.19)

Statement of Operations for the three months ended June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(1,356,300)	$(1,356,300)
Net income	$54,512	$(1,356,300)	$(1,301,788)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.02)	$(0.38)	$(0.40)

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Operations for the nine months ended September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(575,400)	$(575,400)
Net income (loss)	$340,800	$(575,400)	$(234,600)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.10)	$(0.16)	$(0.26)

Statement of Operations for the three months ended September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(164,400)	$(164,400)
Net income (loss)	$(60,306)	$(164,400)	$(224,706)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.30)	$0.23	$(0.07)

Statement of Operations for the year ended December 31, 2020	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(1,479,600)	$(1,479,600)
Net income (loss)	$(51,592)	$(1,479,600)	$(1,531,192)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.22)	$(0.41)	$(0.63)

Statement of Cash Flows for the period ended March 31, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Net income (loss)	$346,594	$945,300	$1,291,894
Change in fair value of warrant liabilities	$—	$(945,300)	$(945,300)
Change in value of ordinary shares subject to possible redemption	$346,590	$945,300	$1,291,890)

Statement of Cash Flows for the period ended June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Net income (loss)	$401,106	$(411,000)	$(9,894)
Change in fair value of warrant liabilities	$—	$411,000	$411,000
Change in value of ordinary shares subject to possible redemption	$401,100	$(411,000)	$(9,900)

Statement of Cash Flows for the period ended September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Net income (loss)	$340,800	$(575,400)	$(234,600)
Change in fair value of warrant liabilities	$—	$575,400	$575,400
Change in value of ordinary shares subject to possible redemption	$340,800	$(575,400)	$(234,600)

Statement of Cash Flows for the year ended December 31, 2020	As Reported	Period Adjustment	As Restated
Net income (loss)	$(51,592)	$(1,479,600)	$(1,531,192)
Change in fair value of warrant liabilities	$—	$1,479,600	$1,479,600
Change in value of ordinary shares subject to possible redemption	$(51,600)	$(1,479,600)	$(1,531,200)

NOTE 2a. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 13,068,649 and 13,221,769 of ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model (see Note 8).

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents as of December 31, 2020 and December 31, 2019 of approximately $625,000 and $712,000, respectively.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,187,305 were charged to shareholders’ equity upon the completion of the Initial Public Offering. $4,078 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

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

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from July 30, 2019 (inception) Through December 31,
	2020	2019
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$744,021	$414,479
Net Earnings	$744,021	$414,479
Denominator: Weighted Average Redeemable Ordinary Shares Redeemable Ordinary Shares, Basic and Diluted	13,800,000	13,800,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.05	$0.03

Non-Redeemable Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(1,531,192)	$(378,919)
Redeemable Net Earnings	(744,021)	(414,479)
Non-Redeemable Net Loss	$(2,275,213)	$(793,398)
Denominator: Weighted Average Non-Redeemable Ordinary Shares Non-Redeemable Ordinary Shares, Basic and Diluted	3,600,000	3,600,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.63)	$(0.22)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 4,331,351 and 4,178,231 ordinary shares issued and outstanding, excluding 13,068,649 and 13,221,769 ordinary shares subject to possible redemption, respectively, which includes the 2,887,500 Founder Shares not subject to forfeiture.

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

DECEMBER 31, 2020

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

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

Assets:	Held-To-Maturity Securities	Level	Amortized Cost	Gross Holding Gains	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021)(1)	1	$139,152,937	$2,063	$139,155,000
December 31, 2019	U.S. Treasury Securities (Matured on 4/16/2020)	1	$138,414,259	$26,719	$138,440,978

Liabilities:	Warrant Liabilities	Level	December 31, 2020	December 31, 2019
	Private Placement Warrants	3	$3,452,400	$1,972,800

(1) The company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the private warrants on October 22, 2019, the date of the Company’s Initial Public Offering, using a Binomial Lattice Model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at initial measurement:

Input	October 22, 2019 (Initial Measurement)	December 31, 2019	December 31, 2020
Risk-free interest rate	1.61%	1.70%	0.28%
Dividend yield	0.00%	0.00%	0.00%
Implied volatility	7.3%	8.6%	15.4%
Exercise price	$11.50	$11.50	$11.50
Market Stock Price	$9.80	$9.80	$10.20

On October 22, 2019, the Private Placement Warrants were determined to be $0.33 per warrant for an aggregate value of $1.4 million.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the private warrants are performed using the Binomial Lattice Model.

As of December 31, 2020, the aggregate value of the Private Placement Warrants was $3.5 million.

GALILEO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of October 22, 2019	$—
Initial measurement on October 22, 2019 (IPO)	1,356,300
Change in valuation inputs or other assumptions	616,500
Fair value as of December 31, 2019	1,972,800
Change in valuation inputs or other assumptions	1,479,600
Fair value as of December 31, 2020	$3,452,400

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

On April 28, 2021, Galileo Acquisition Corp., entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Shapeways, Inc., a Delaware corporation (“Shapeways”), Galileo Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Galileo (“Merger Sub”), Galileo Founders Holdings, L.P., a Delaware limited partnership (the “Sponsor”), in the capacity as the representative of the stockholders of Galileo (other than the Shapeways security holders) from and after the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”) (in such capacity, the “Purchaser Representative”), and Fortis Advisors LLC, in the capacity as the representative of the Shapeways security holders from and after the Closing of the Transaction (in such capacity, the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, Galileo will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”) and (ii) at the Closing of the Transaction, and following the Domestication and the PIPE Investment (defined below), Merger Sub will merge with and into Shapeways (the “Merger”), with Shapeways continuing as the surviving entity and wholly-owned subsidiary of Galileo, and with each Shapeways stockholder receiving shares of Galileo common stock at the Closing (as further described below). Simultaneously with entering into the Merger Agreement, Galileo entered into Subscription Agreements (as defined below) with investors (“PIPE Investors”) to purchase a total of 7.5 million shares of Galileo common stock in a private equity investment (“PIPE”) in Galileo at $10.00 per share with aggregate gross proceeds to Galileo of $75,000,000. The PIPE Investors include certain existing Shapeways stockholders and a strategic investor that has entered into a commercial relationship with Shapeways.

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Galileo and Shapeways; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) no law or order preventing the Transaction; (iv) the Registration Statement having been declared effective by the SEC; (v) the satisfaction of the $5,000,001 minimum net tangible asset test by Galileo; (vi) approval of the Galileo common stock for listing on NYSE; (vii) consummation of the Domestication; and (viii) reconstitution of the post-Closing board of directors as contemplated under the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, Galileo and Shapeways entered into subscription agreements (collectively, the “Subscription Agreements”) with PIPE Investors for an aggregate for 7,500,000 shares of Galileo’s common stock, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $75,000,000, in a private placement to be consummated simultaneously with the closing of the Transaction (the “PIPE Investment”). The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in Galileo’s trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). In addition, Shapeways granted certain customary resale registration rights to the PIPE Investors in the Subscription Agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2021	Galileo Acquisition Corp.

	By:	/s/ Luca Giacometti
		Name:	Luca Giacometti
		Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Luca Giacometti	Chief Executive Officer and Chairman	May 21, 2021
Luca Giacometti	(Principal Executive Officer)

/s/ Alberto Recchi	Chief Financial Officer and Director	May 21, 2021
Alberto Recchi	(Principal Financial and Accounting Officer)

/s/ Patrick S. Jones	Director	May 21, 2021
Patrick S. Jones

/s/ Alberto Pontonio	Director	May 21, 2021
Alberto Pontonio

/s/ Robert Cohen	Director	May 21, 2021
Robert Cohen

/s/ Galeazzo Pecori Giraldi	Director	May 21, 2021
Galeazzo Pecori Giraldi