Form 10-Q
period 2021-03-31
Galileo Acquisition Corp.
filed 2021-05-28
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 28, 2021, 17,400,000 ordinary shares, $0.0001 par value, issued and outstanding.

GALILEO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

GALILEO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$456,257	$624,830
Prepaid expenses and other current assets	104,229	65,301
Total current assets	560,486	690,131

Cash and marketable securities held in Trust Account	139,182,449	139,158,500
TOTAL ASSETS	$139,742,935	$139,848,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$267,623	$209,732
Convertible promissory note – related party	500,000	500,000
Warrant liability	2,260,500	3,452,400
Total Liabilities	3,028,123	4,162,132

Commitments and Contingencies

Ordinary shares subject to possible redemption, 13,171,481 and 13,068,649 shares at $10.00 redemption value at March 31, 2021 and December 31, 2020, respectively	131,714,810	130,686,490

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,228,519 and 4,331,351 shares issued and outstanding (excluding 13,171,481 and 13,068,649 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	422	433
Additional paid-in capital	5,881,378	6,909,687
Accumulated deficit	(881,798)	(1,910,111)
Total Shareholders’ Equity	5,000,002	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,742,935	$139,848,631

The accompanying notes are an integral part of these condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

General and administrative costs	$187,536	$200,037
Loss from operations	(187,536)	(200,037)

Other income:
Interest earned on marketable securities held in Trust Account	23,949	546,631
Change in fair value of warrant liabilities	1,191,900	945,300

Net income	$1,028,313	$1,291,894

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000
Basic and diluted net income per ordinary share, redeemable	$0.00	$0.04

Weighted average shares outstanding of non-redeemable ordinary shares	3,600,000	3,600,000
Basic and diluted net income per ordinary share, non-redeemable	$0.28	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	4,331,351	$433	$6,909,687	$(1,910,111)	$5,000,009

Change in value of ordinary shares subject to possible redemption	(102,832)	(11)	(1,028,309)	—	(1,028,320)

Net Income	—	—	—	1,028,313	1,028,313
Balance – March 31, 2021	4,228,519	$422	$5,881,378	$(881,798)	$5,000,002

FOR THREE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,178,231	$418	$5,378,502	$(378,919)	$5,000,001

Ordinary shares subject to redemption	(129,189)	(13)	(1,291,877)	—	(1,291,890)

Net income	—	—	—	1,291,894	1,291,894
Balance – March 31, 2020	4,049,042	$405	$4,086,625	$912,975	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$1,028,313	$1,291,894
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,191,900)	(945,300)
Interest earned on marketable securities held in Trust Account	(23,949)	(546,631)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(38,928)	(46,012)
Accounts payable and accrued expenses	57,891	(12,501)
Net cash used in operating activities	(168,573)	(258,550)

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities:
Net cash used in (provided by) financing activities	—	—

Net Change in Cash	(168,573)	(258,550)
Cash – Beginning	624,830	712,062
Cash – Ending	$456,257	$453,512

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,028,320	1,291,890

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the preparation of the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 22, 2021 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 22, 2021.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amended Annual Report on Form 10-K/A as filed with the SEC on May 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 13,171,481 and 13,068,649 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents as of March 31, 2021 and December 31, 2020 of approximately $456,257 and $624,830, respectively.

Offering Costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,187,305 were charged to shareholders’ equity upon the completion of the Initial Public Offering. $4,078 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants classified as liabilities are recognized as a non-cash gain or loss on the statements of operations.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31
	2021	2020
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$23,949	$546,631
Net Earnings	$23,949	$546,631
Denominator: Weighted Average Redeemable Ordinary Shares Redeemable Ordinary Shares, Basic and Diluted	13,800,000	13,800,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$0.04

Non-Redeemable Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$1,028,313	$1,291,894
Redeemable Net Earnings	(23,949)	(546,631)
Non-Redeemable Net Income	$1,004,364	$745,263
Denominator: Weighted Average Non-Redeemable Ordinary Shares Non-Redeemable Ordinary Shares, Basic and Diluted	3,600,000	3,600,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$0.28	$0.21

Note: As of March 31, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities (excluding warrants), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. The fair value of the private warrants, which are classified as liabilities, was estimated using a Binomial Lattice Model (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,800,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital and its designees purchased an aggregate of 4,110,000 Private Warrants at $1.00 per Private Warrant, for an aggregate purchase price of $4,110,000. The Sponsor purchased an aggregate of 3,562,000 Private Warrants and EarlyBirdCapital and its designees purchased an aggregate of 548,000 Private Warrants. Each Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Warrants.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a business combination or the Company’s liquidation, to pay Ampla Capital, LLC, an affiliate of the Company’s Chief Financial Officer a monthly fee of approximately $3,000 for general and administrative services, including office space, utilities and secretarial support. For the three months ended March 31, 2021 and 2020, the Company incurred and paid $9,000 in fees for these services.

Promissory Note — Related Party

The Company’s Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The Promissory Note (“Promissory Note”) was non-interest bearing, unsecured and due on the earlier of March 31, 2020 or the closing of the Initial Public Offering. The Promissory Note, in the outstanding amount of $93,798, was repaid upon the consummation of the Initial Public Offering on October 22, 2019. As of March 31, 2021 and December 31, 2020, no amounts under the Promissory Note were outstanding nor could the promissory note be drawn upon.

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

On December 14, 2020, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and payable upon the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $500,000 of the Convertible Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants, if issued, will be identical to the Private Warrants. As of March 31, 2021 and December 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $500,000.

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

Business Combination Marketing Agreement

Pursuant to a letter agreement entered into on October 17, 2019 (the “Business Combination Marketing Agreement”), the Company engaged EarlyBirdCapital as an advisor to assist the Company in identifying potential target businesses for a business combination, holding meetings with its shareholders to discuss potential business combinations and target business’ attributes, introducing the Company to potential investors that may be interested in purchasing securities of the Company in connection with a business combination, assisting the Company in obtaining shareholder approval for a business combination and assist the Company with its press releases and public filings in connection with a business combination. The Company will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,830,000, for such services only upon the consummation of a business combination. At the Company’s sole discretion, , up to approximately 25% of such amount may be paid to third parties who are investment banks or financial advisory firms not participating in Initial Public Offering that assist the Company in consummating its business combination. As of March 31, 2021, the above service had not been completed and accordingly, no amounts have been recorded in the accompanying condensed financial statements.

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

Placement Agent Agreement

Pursuant to a letter agreement dated February 23, 2021, the Company will pay Stifel Nicolaus & Company, Incorporated (“Stifel”) a placement agent fee for services provided by Stifel in connection with the placement of a private investment in a public equity transaction in connection with a business combination. Pursuant to the amended letter agreement, dated as of April 27, 2021 (the “Placement Agent Agreement”) entered into in connection with the proposed business combination with Shapeways (as defined in Note 9 below), upon consummation of the PIPE Investment referred to in Note 9, the Company will pay Stifel a placement fee equal to 4.0% of the gross proceeds to the Company from the PIPE Investment), excluding proceeds from investors in the PIPE Investment that were stockholders of Shapeways as of the date they entered into subscription agreements for the PIPE Investment and excluding proceeds from Stifel or any of its affiliates. In addition, the Company will reimburse Stifel for reasonable out-of-pocket expenses, not to exceed $25,000 in the aggregate, regardless of whether the PIPE Investment is consummated.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,228,519 and 4,331,351 ordinary shares issued and outstanding, excluding 13,171,481 and 13,068,649 ordinary shares subject to possible redemption, respectively.

NOTE 8. WARRANTS

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

MARCH 31, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $9,533 and $5,563 in cash equivalents and $139,172,916 and $139,152,937 in U.S. Treasury Bills at amortized cost. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

At March 31, 2021, there were 4,110,000 Private Placement Warrants outstanding that were measured at fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gains	Fair Value
March 31, 2021	U.S. Treasury Securities (Matured on 04/08/2021)	1	$139,172,916	$2,084	$139,175,000
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021) (1)	1	$139,152,937	$2,063	$139,155,000

Liabilities:	Warrant Liabilities	Level	Fair value at March 31, 2021	Fair value at December 31, 2020
	Private Placement Warrants	3	$2,260,500	$3,452,400

(1) The Company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities

The Company recognizes transfers into and out of the fair value levels at the end of the reporting period. There were no transfers into or out of the levels during the three months ended March 31, 2021 or 2020.

The Company established the initial fair value for the private warrants on October 22, 2019, the date of the Company’s Initial Public Offering, using a Binomial Lattice Model. The Company continues to classify the private warrants as Level 3 due to the use of unobservable inputs and continues to value the private warrants using a Binomial Lattice Model.

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at March 31, 2021:

Input	March 31, 2021	March 31, 2020
Risk-free interest rate	0.62%	0.37%
Dividend yield	0.00%	0.00%
Implied volatility	12.6%	8.80%
Exercise price	$11.50	$11.50
Market Stock Price	$10.00	$9.68

On March 31, 2021 and 2020, the Private Placement Warrants were determined to be $0.55 and 0.25 and per warrant, respectively, for an aggregate value of $2.3 million and $1.0 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$3,452,400	$—	$3,452,400
Change in valuation inputs or other assumptions	(1,191,900)	—	(1,191,900)
Fair value as of March 31, 2021	$2,260,500	$—	$2,260,500

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2019	$1,972,800	$—	$1,972,800
Change in valuation inputs or other assumptions	(945,300)	—	(945,300)
Fair value as of March 31, 2020	$1,027,500	$—	$1,027,500

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

On April 28, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Shapeways, Inc., a Delaware corporation (“Shapeways”), Galileo Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Galileo (“Merger Sub”), Galileo Founders Holdings, L.P., a Delaware limited partnership (the “Sponsor”), in the capacity as the representative of the shareholders of Galileo (other than the Shapeways security holders) from and after the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”) (in such capacity, the “Purchaser Representative”), and Fortis Advisors LLC, in the capacity as the representative of the Shapeways security holders from and after the Closing of the Transaction (in such capacity, the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”) and (ii) at the Closing of the Transaction, and following the Domestication and the PIPE Investment (defined below), Merger Sub will merge with and into Shapeways (the “Merger”), with Shapeways continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Shapeways stockholder receiving shares of the Company common stock at the Closing (as further described below). Simultaneously with entering into the Merger Agreement, the Company entered into Subscription Agreements (as defined below) with investors (“PIPE Investors”) to purchase a total of 7.5 million shares of the Company common stock in a private equity investment (“PIPE”) in the Company at $10.00 per share with aggregate gross proceeds to the Company of $75,000,000. The PIPE Investors include certain existing Shapeways stockholders and a strategic investor.

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company and Shapeways; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) no law or order preventing the Transaction; (iv) the Registration Statement having been declared effective by the SEC; (v) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (vi) approval of the Company’s common stock for listing on NYSE; (vii) consummation of the Domestication; and (viii) reconstitution of the post-Closing board of directors as contemplated under the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, the Company and Shapeways entered into subscription agreements (collectively, the “Subscription Agreements”) with PIPE Investors for an aggregate for 7,500,000 shares of the Company’s common stock, par value $0.0001 per share (the “PIPE Shares”), at a price of $10.00 per share, for an aggregate of $75,000,000, in a private placement to be consummated simultaneously with the closing of the Transaction (the “PIPE Investment”). The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom). In addition, Shapeways granted certain customary resale registration rights to the PIPE Investors in the Subscription Agreements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s amended Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 26, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended March 31, 2021, we had a net income of $1,028,313, which consists of general and administrative costs of $187,536, offset by interest income on marketable securities held in the Trust Account of $23,949 and a change in the fair value of warrant liabilities of $1,191,900.

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

For the three months ended March 31, 2021, cash used in operating activities was $168,573. Net income of $1,028,313 was offset by interest earned on marketable securities held in the Trust Account of $23,949, a change in the fair value of warrant liabilities of $1,191,900, and changes in operating assets and liabilities, which used $18,963 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $258,550. Net income of $1,291,894 was offset by interest earned on marketable securities held in the Trust Account of $546,631, a change in the fair value of warrant liabilities of $945,300, and changes in operating assets and liabilities, which used $58,513 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $139,182,449. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash and cash equivalents of $456,257 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On December 14, 2020, we entered into the Convertible Note with our sponsor, pursuant to which, our sponsor agreed to loan us up to an aggregate principal amount of $500,000. The Convertible Note is non-interest bearing and payable upon the date on which an initial business combination is consummated. If we do not consummate an initial business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $500,000 of the Convertible Note may be converted into warrants at a price of $1.00 per warrant at the option of our Sponsor. The warrants, if issued, will be identical to the Private Warrants. As of March 31, 2021 and December 31, 2020, the outstanding balance under the Convertible Note was $500,000.

Going Concern

We have until October 22, 2021 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Business Combination

On April 28, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Shapeways, Inc., a Delaware corporation (“Shapeways”), Galileo Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Galileo (“Merger Sub”), Galileo Founders Holdings, L.P., a Delaware limited partnership (the “Sponsor”), in the capacity as the representative of the shareholders of the Company (other than the Shapeways security holders) from and after the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”) (in such capacity, the “Purchaser Representative”), and Fortis Advisors LLC, in the capacity as the representative of the Shapeways security holders from and after the Closing of the Transaction (in such capacity, the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the Closing, the Company will continue out of the Cayman Islands and into the State of Delaware to re-domicile and become a Delaware corporation (the “Domestication”) and (ii) at the Closing of the Transaction, and following the Domestication and the PIPE Investment (defined below), Merger Sub will merge with and into Shapeways (the “Merger”), with Shapeways continuing as the surviving entity and wholly-owned subsidiary of the Company, and with each Shapeways stockholder receiving shares of Company common stock at the Closing (as further described below). Simultaneously with entering into the Merger Agreement, the Company entered into Subscription Agreements (as defined below) with investors (“PIPE Investors”) to purchase a total of 7.5 million shares of Company common stock in a private equity investment in the Company at $10.00 per share with aggregate gross proceeds to the Company of $75,000,000. The PIPE Investors include certain existing Shapeways stockholders and a strategic investor.

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company and Shapeways; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) no law or order preventing the Transaction; (iv) the Registration Statement having been declared effective by the SEC; (v) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (vi) approval of the Company’s common stock for listing on NYSE; (vii) consummation of the Domestication; and (viii) reconstitution of the post-Closing board of directors as contemplated under the Merger Agreement.

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

In connection with the Business Combination, on April 26, 2021, the Company entered into capital markets advisory agreements with Craig Hallum Capital Group LLC (“Craig Hallum”) and with Needham & Company, LLC (“Needham”), pursuant to which the Company will pay a capital markets advisory fee of $600,000 (collectively, the “Capital Markets Advisory Fees”) to each of Craig Hallum and Needham at, and contingent upon, the Closing. The Capital Markets Advisory Fees will constitute a portion of the EBC Transaction Fee pursuant to the Business Combination Marketing Agreement. Additionally, pursuant to the terms of the capital markets advisory agreement with Needham, at the Closing, the Company will reimburse Needham for reasonable out-of-pocket costs and expenses not to exceed $10,000 (including fees and disbursements to legal counsel).

Pursuant to a letter agreement dated February 23, 2021, as amended as of April 27, 2021, the Company will pay Stifel Nicolaus & Company, Incorporated (“Stifel”), upon consummation of the PIPE Investment, a placement fee equal to 4.0% of the gross proceeds to the Company from the PIPE Investment, excluding proceeds from PIPE Investors that were stockholders of Shapeways as of the date they entered into subscription agreements for the PIPE Investment and excluding proceeds from Stifel or any of its affiliates. In addition, the Company will reimburse Stifel for reasonable out-of-pocket expenses, not to exceed $25,000 in the aggregate, regardless of whether the PIPE Investment is consummated.

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

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Amendment, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s amended Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 26, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of April 28, 2021, by and among Galileo Acquisition Corp., Shapeways, Inc., Galileo Acquisition Holdings Inc., Galileo Founders Holdings, L.P., in the capacity as the Purchaser Representative thereunder, and Fortis Advisors LLC, in the capacity as the Seller Representative thereunder (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 30, 2021).
10.13	Form of Voting Agreement, dated as of April 28, 2021, by and among Galileo Acquisition Corp., Shapeways, Inc., and the shareholder of Shapeways party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2021).
10.14	Form of Lock-Up Agreement, dated as of April 28, 2021, by and between Shapeways, Inc. and the shareholder of Shapeways party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2021).
10.15	Non-Competition Agreement, effective as of April 28, 2021, by and among Galileo Acquisition Corp., Shapeways, Inc. and Greg Kress (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2021).
10.16	Sponsor Forfeiture Letter, dated as of April 28, 2021, by and between Galileo Acquisition Corp. and Galileo Founders Holdings, L.P. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 30, 2021).
10.17	Form of Subscription Agreement, dated as of April 28, 2021, by and among Galileo Acquisition Corp., Shapeways, Inc. and the subscriber party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 30, 2021).
10.18	Letter Agreement dated February 23, 2021 between the Company and Stifel, Nicolaus & Company, Incorporated, as amended as of April 27, 2021.
10.19	Engagement letter entered on April 26, 2021 between the Company and Needham & Company, LLC with respect to the capital markets advisory services in connection with the Business Combination.
10.20	Engagement letter entered on April 26, 2021 between the Company and Craig Hallum Capital Group LLC with respect to the capital markets advisory services in connection with the Business Combination.
10.21	Amendment, dated April 27, 2021, between the Company and Stifel, Nicolaus & Company, Incorporated, to the Letter Agreement dated February 23, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galileo Acquisition Corp.

Date: May 28, 2021		/s/ Luca Giacometti
	Name:	Luca Giacometti
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 28, 2021		/s/ Alberto Recchi
	Name:	Alberto Recchi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)