Form 10-Q
period 2021-06-30
Galileo Acquisition Corp.
filed 2021-08-13
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, 17,400,000 ordinary shares, $0.0001 par value, issued and outstanding.

GALILEO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

GALILEO ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$241,416	$624,830
Prepaid expenses and other current assets	64,794	65,301
Total current assets	306,210	690,131

Cash and marketable securities held in Trust Account	139,188,838	139,158,500
TOTAL ASSETS	$139,495,048	$139,848,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$1,412,610	$209,732
Convertible promissory note – related party	1,350,000	500,000
Warrant liability	12,330,000	3,452,400
Total Liabilities	15,092,610	4,162,132

Commitments and Contingencies

Ordinary shares subject to possible redemption, 13,800,000 and 13,068,649 shares at $10.00 redemption value at June 30, 2021 and December 31, 2020, respectively	138,000,000	130,686,490

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; no issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,600,000 and 4,331,351 shares issued and outstanding (excluding 13,800,000 and 13,068,649 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	360	433
Additional paid-in capital	—	6,909,687
Accumulated deficit	(13,597,922)	(1,910,111)
Total Shareholders’ (Deficit) Equity	(13,597,562)	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,495,048	$139,848,631

The accompanying notes are an integral part of these condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating and formation costs	$1,399,263	$75,232	$1,586,799	$275,269
Loss from operations	(1,399,263)	(75,232)	(1,586,799)	(275,269)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	6,389	129,744	30,338	676,375
Change in fair value of convertible promissory note – related party	(850,000)	—	(850,000)	—
Change in fair value of warrant liability	(10,069,500)	(1,356,300)	(8,877,600)	(411,000)
Other (expense) income, net	(10,913,111)	(1,226,556)	(9,697,262)	265,375

Net loss	$(12,312,374)	$(1,301,788)	$(11,284,061)	$(9,894)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000	13,800,000	13,800,000
Basic and diluted net income per ordinary share, redeemable	$—	$0.01	$—	$0.05

Weighted average shares outstanding of non-redeemable ordinary shares	3,600,000	3,600,000	3,600,000	3,600,000
Basic and diluted net loss per ordinary share, non-redeemable	$(3.42)	$(0.40)	$(3.14)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	4,331,351	$433	$6,909,687	$(1,910,111)	$5,000,009

Change in value of ordinary shares subject to possible redemption	(102,832)	(11)	(1,028,309)	—	(1,028,320)

Net income	—	—	—	1,028,313	1,028,313

Balance – March 31, 2021	4,228,519	$422	$5,881,378	$(881,798)	$5,000,002

Change in value of ordinary shares subject to possible redemption	(628,519)	(62)	(5,881,378)	(403,750)	(6,285,190)

Net loss	—	—	—	(12,312,374)	(12,312,374)

Balance – June, 2021	3,600,000	$360	$—	$(13,597,922)	$(13,597,562)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	4,178,231	$418	$5,378,502	$(378,919)	$5,000,001

Ordinary shares subject to redemption	(129,189)	(13)	(1,291,877)	—	(1,291,890)

Net income	—	—	—	1,291,894	1,291,894

Balance – March 31, 2020	4,049,042	$405	$4,086,625	$912,975	$5,000,005

Change in value of ordinary shares subject to possible redemption	130,179	13	1,301,777	—	1,301,790

Net loss	—	—	—	(1,301,788)	(1,301,788)

Balance – June 30, 2020	4,179,221	$418	$5,388,402	$(388,813)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(11,284,061)	$(9,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	8,877,600	411,000
Interest earned on marketable securities held in Trust Account	(30,338)	(676,375)
Change in fair value of convertible promissory note – related party	850,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	507	(5,282)
Accounts payable and accrued expenses	1,202,878	(49,350)
Net cash used in operating activities	$(383,414)	$(329,901)

Net Change in Cash	(383,414)	(329,901)
Cash – Beginning	624,830	712,062
Cash – Ending	$241,416	$382,161

Non-Cash Investing and Financing Activities:

Change in value of ordinary shares subject to possible redemption	$7,313,510	$(9,900)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company has one subsidiary, Galileo Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of the Company incorporated in Delaware on October 2, 2020 (“Merger Sub”) (see Note 6).

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Shapeways, Inc. (see Note 6). The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 22, 2021 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22, 2021. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 22, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Amended Annual Report on Form 10-K/A as filed with the SEC on May 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods. In addition, results or performance may vary as a result of the Transaction involving Shapeways, as further described in Note 6 below. Important information is available in the Company’s registration statement on Form S-4, filed with the SEC on June 9, 2021, as further amended and filed on Form S-4/A with the SEC on July 22, 2021.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 13,800,000 and 13,068,649 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents as of June 30, 2021 and December 31, 2020 of $241,416 and $624,830, respectively.

Offering Costs

Offering costs consist of underwriting, legal, accounting, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $3,183,227 were charged to shareholders’ equity upon the completion of the Initial Public Offering. $4,078 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each quarterly financial statement date thereafter. Changes in the estimated fair value of the warrants classified as liabilities are recognized as a non-cash gain or loss on the statements of operations.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable ordinary shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$6,389	$129,744	$30,338	$676,375
Net Earnings	$6,389	$129,744	$30,338	$676,375
Denominator: Weighted Average Redeemable Ordinary Shares Redeemable Ordinary Shares, Basic and Diluted	13,800,000	13,800,000	13,800,000	13,800,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$—	$0.01	$—	$0.05

Non-Redeemable Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(12,312,374)	$(1,301,788)	$(11,284,061)	$(9,894)
Redeemable Net Earnings	(6,389)	(129,744)	(30,338)	(676,375)
Non-Redeemable Net Income	$(12,318,763)	$(1,413,532)	$(11,314,399)	$(686,269)
Denominator: Weighted Average Non-Redeemable Ordinary Shares Non-Redeemable Ordinary Shares, Basic and Diluted	3,600,000	3,600,000	3,600,000	3,600,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(3.42)	$(0.40)	$(3.14)	$(0.19)

Note: As of June 30, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the $250,000 coverage provided by the Federal Depository Insurance Corporation. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities (excluding warrants), which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature. The fair value of the private warrants, which are classified as liabilities, was estimated using a Binomial Lattice Model (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a business combination or the Company’s liquidation, to pay Ampla Capital, LLC, an affiliate of the Company’s Chief Financial Officer a monthly fee of approximately $3,000 for general and administrative services, including office space, utilities and secretarial support. For the three and six months ended June 30, 2021 and 2020, respectively, the Company incurred and paid $18,000 in fees for these services.

Promissory Note — Related Party

The Company’s Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The Promissory Note (“Promissory Note”) was non-interest bearing, unsecured and due on the earlier of March 31, 2020 or the closing of the Initial Public Offering. The Promissory Note, in the outstanding amount of $93,798, was repaid upon the consummation of the Initial Public Offering on October 22, 2019. As of June 30, 2021 and December 31, 2020, no amounts under the Promissory Note were outstanding nor could the promissory note be drawn upon.

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. In the event that a business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, and December 31, 2020, respectively, there are no amounts outstanding.

On December 14, 2020, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and payable upon the date on which the Company consummates a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $500,000 of the Convertible Note may be converted into warrants at a price of $1.00 per warrant at the option of the Sponsor. The warrants, if issued, will be identical to the Private Warrants. As of June 30, 2021 and December 31, 2020, the outstanding balance under the Convertible Note amounted to an aggregate of $500,000 and $500,000, respectively. As of June 30, 2021, the aggregate fair market value of the Convertible Note was $1,350,000 (see Note 9).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Marketing Agreement

Pursuant to a letter agreement entered into on October 17, 2019 (the “Business Combination Marketing Agreement”), the Company engaged EarlyBirdCapital as an advisor to assist the Company in identifying potential target businesses for a business combination, holding meetings with its shareholders to discuss potential business combinations and target business’ attributes, introducing the Company to potential investors that may be interested in purchasing securities of the Company in connection with a business

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

combination, assisting the Company in obtaining shareholder approval for a business combination and assist the Company with its press releases and public filings in connection with a business combination. The Company will pay EarlyBirdCapital a cash fee equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,830,000, for such services only upon the consummation of a business combination. At the Company’s sole discretion, up to approximately 25% of such amount may be paid to third parties who are investment banks or financial advisory firms not participating in Initial Public Offering that assist the Company in consummating its business combination. As of June 30, 2021, the above service had not been completed and accordingly, no amounts have been recorded in the accompanying condensed consolidated financial statements.

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

Placement Agent Agreement

Pursuant to a letter agreement dated February 23, 2021, the Company will pay Stifel Nicolaus & Company, Incorporated (“Stifel”) a placement agent fee for services provided by Stifel in connection with the placement of a private investment in a public equity transaction in connection with a business combination. Pursuant to the amended letter agreement, dated as of April 27, 2021 (the “Placement Agent Agreement”) entered into in connection with the proposed business combination with Shapeways (as defined in Note 6 below), upon consummation of the PIPE Investment referred to in Note 6, the Company will pay Stifel a placement fee equal to 4.0% of the gross proceeds to the Company from the PIPE Investment), excluding proceeds from investors in the PIPE Investment that were stockholders of Shapeways as of the date they entered into subscription agreements for the PIPE Investment and excluding proceeds from Stifel or any of its affiliates. In addition, the Company will reimburse Stifel for reasonable out-of-pocket expenses, not to exceed $25,000 in the aggregate, regardless of whether the PIPE Investment is consummated.

Merger Agreement

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares —  The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,600,000 and 4,331,351 ordinary shares issued and outstanding, excluding 13,800,000 and 13,068,649 ordinary shares subject to possible redemption, respectively.

The Company determined the ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per share of ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE financing and associated Subscription Agreements, it was concluded that the redemption value should include all shares of ordinary shares resulting in the ordinary shares subject to possible redemption being equal to $138,000,000. This resulted in a measurement adjustment to the initial carrying value of the ordinary shares subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time while the Public Warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

●	if, and only if, the reported last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $.33 and $5,563 in cash equivalents and $139,188,837.90 and $139,152,937 in U.S. Treasury Bills at amortized cost. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

At June 30, 2021, there were 4,110,000 Private Placement Warrants outstanding that were measured at fair value.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gains	Fair Value
June 30, 2021	Liquid Treasury Money Market Fund	1	$139,188,838	$0	$139,188,838
December 31, 2020	U.S. Treasury Securities (Matured on 01/07/2021) (1)	1	$139,152,937	$2,063	$139,155,000

				Fair value at
			Fair value at	December 31,
Liabilities:	Warrant Liabilities	Level	June 30, 2021	2020
	Warrant Liability	3	$12,330,000	$3,452,400
	Convertible Promissory Notes – Related Party	3	1,350,000	500,000
(1)	The Company notes that the U.S. Treasury Securities were reinvested with the funds from the previously matured securities

GALILEO ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company recognizes transfers into and out of the fair value levels at the end of the reporting period. There were no transfers into or out of the levels during the six months ended June 30, 2021 or December 31, 2020.

The Company established the initial fair value for the private warrants on October 22, 2019, the date of the Company’s Initial Public Offering, using a Binomial Lattice Model. The Company continues to classify the private warrants as Level 3 due to the use of unobservable inputs and continues to value the private warrants using a Binomial Lattice Model.

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at June 30, 2021 and December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.80%	0.28%
Dividend yield	0.00%	0.00%
Implied volatility	40.04%	15.4%
Exercise price	$11.50	$11.50
Market Stock Price	$10.00	$10.20

On June 30, 2021 and December 31, 2020, the Private Placement Warrants were determined to be $3 and $0.84 and per warrant, respectively, for an aggregate value of $12.3 million and $3.5 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Warrants
Fair value as of December 31, 2020	$3,452,400
Change in valuation inputs or other assumptions	8,877,600
Fair value as of June 30, 2021	$12,330,000

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of: (i) the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 26, 2021; and (ii) the Company’s registration statement on Form S-4, filed with the SEC on June 9, 2021, as further amended and filed on Form S-4/A with the SEC on July 22, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for an initial business combination and activities related to the acquisition of Shapeways and Transaction in connection therewith. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of $12,312,374, which consists of operating costs of $1,399,263, change in fair value of promissory note of $850,000, change in fair value of warrant liabilities of $10,069,500, offset by interest income on marketable securities held in the Trust Account of $6,389.

For the six months ended June 30, 2021, we had a net loss of $11,284,061, which consists of operating costs of $1,586,799, change in fair value of promissory note of $850,000, change in fair value of warrant liabilities of $8,877,600, offset by interest income on marketable securities held in the Trust Account of $30,338.

For the three months ended June 30, 2020, we had a net loss of $1,301,788, which consists of operating costs of $75,232, change in fair value of warrant liabilities of $1,356,300, offset by interest income on marketable securities held in the Trust Account of $129,744.

For the six months ended June 30, 2020, we had a net loss of $9,894, which consists of operating costs of $275,269, change in fair value of warrant liabilities of $;411,000, offset by interest income on marketable securities held in the Trust Account of $676,375.

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

For the six months ended June 30, 2021, cash used in operating activities was $383,414. Net loss of $11,284,061 was affected by interest earned on marketable securities held in the Trust Account of $30,338, a change in the fair value of warrant liabilities of $8,877,600, change in fair value of promissory note $850,000, and changes in operating assets and liabilities, which provided $1,203,385 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $329,901. Net loss of $9,894 was affected by interest earned on marketable securities held in the Trust Account of $676,375, a change in the fair value of warrant liabilities of $411,000, and changes in operating assets and liabilities, which used $54,632 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $139,188,838. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our share capital is not used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash and cash equivalents of $241,416 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to structure, negotiate and complete a Business Combination and general corporate purposes and administrative and management activities related to our business.

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

On December 14, 2020, we entered into the Convertible Note with our sponsor, pursuant to which, our sponsor agreed to loan us up to an aggregate principal amount of $500,000. The Convertible Note is non-interest bearing and payable upon the date on which an initial business combination is consummated. If we do not consummate an initial business combination, we may use a portion of any funds held outside the trust account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $500,000 of the Convertible Note may be converted into warrants at a price of $1.00 per warrant at the option of our Sponsor. The warrants, if issued, will be identical to the Private Warrants. As of June 30, 2021 and December 31, 2020, the outstanding balance under the Convertible Note was $1,350,000 and $500,000, respectively.

Going Concern

We have until October 22, 2021 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Quarterly Report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the private warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Amendment, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective solely due to the Company’s restatement of its financial statements to reclassify the Company’s private warrants as liabilities (as described below in “Restatement of Previously Issued Financial Statements” and the Explanatory Note to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 26, 2021).

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

Restatement of Previously Issued Financial Statements

On May 12, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued annual financial statements for the years ended December 31, 2020 and December 31, 2019, and the financial statements for the quarters ending September 30, 2020, June 30, 2020, and March 31, 2020, as reported in the Company's Annual Reports on Form 10-Ks filed on March 25, 2021 and March 26, 2020 and in the Company’s Quarterly Reports on Form 10-Qs filed on November 6, 2020, August 10, 2020, and May 8, 2020, respectively, should no longer be relied upon due to changes required to reclassify the Company’s outstanding private warrants as liabilities.

Changes in Internal Control Over Financial Reporting

We recently filed an Amended Annual Report on Form 10-K/A (filed with the SEC on May 26, 2021) and amended our Annual Report on Form 10-K (originally filed with the SEC on March 26, 2021). During the most recently completed fiscal quarter ended on June 30, 2021, there have been no other changes other than as described herein in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, the deficiency in our internal control over financial reporting has not been fully remediated.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements or otherwise in this Quarterly Report. For more information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of: (i) the Company’s amended Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 26, 2021; and (ii) the Company’s registration statement on Form S-4, filed with the SEC on June 9, 2021, as further amended and filed on Form S-4/A with the SEC on July 22, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galileo Acquisition Corp.

Date: August 12, 2021		/s/ Luca Giacometti
	Name:	Luca Giacometti
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2021		/s/ Alberto Recchi
	Name:	Alberto Recchi
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)