Form 10-Q
period 2021-09-30
Shapeways Holdings, Inc.
filed 2021-11-15
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39092

SHAPEWAYS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-2876494
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
30-02
48th Avenue
Long Island City, NY 11101
(Address of principal executive offices) (Zip Code)
(646)
979-9885
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	SHPW	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	SHPW WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2021 the registrant had 48,296,484 shares of common stock outstanding.

SHAPEWAYS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

Signatures		38

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements are based on information available as of the date of this Report and on the current expectations, forecasts and assumptions of the management of the Company, involve a number of judgments, risks and uncertainties and are inherently subject to changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed, contemplated or implied by these forward-looking statements. The Company cautions you that these forward-looking statements are subject to numerous risk and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in the final joint proxy statement/consent solicitation statement/prospectus filed by Galileo Acquisition Corp. with the U.S. Securities and Exchange Commission (the “SEC”) on September 7, 2021 (the “Proxy Statement”) as well as elsewhere in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in the section titled “Risk Factors” in the Proxy Statement may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and the Company’s actual results of operations, financial condition and liquidity, and developments in the industry in the Company operates may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if the Company’s results or operations, financial condition and liquidity, and developments in the industry in which it operates are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$90,108	$8,564
Restricted cash	143	145
Accounts receivable	1,114	185
Inventory	573	727
Promissory note due from related party	—	151
Prepaid expenses and other current assets	1,908	1,910

Total current assets	93,846	11,682
Property and equipment, net	1,090	948
Right-of-use assets, net	982	2,102
Goodwill	1,835	1,835
Security deposits	175	175

Total assets	$97,928	$16,742

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,168	$1,633
Accrued expenses and other liabilities	3,700	3,319
Current portion of long-term debt	39	8,332
Operating lease liabilities, current	631	1,222
Deferred revenue	658	753

Total current liabilities	6,196	15,259
Operating lease liabilities, net of current portion	499	1,094
Warrant liabilities	6,777	—
Long-term debt	88	2,236

Total liabilities	13,560	18,589

Commitments and contingencies
Stockholders’ equity (deficit) (1)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 48,296,484 and 32,170,068 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	5	3
Additional paid-in capital	195,121	112,994
Accumulated deficit	(110,442)	(114,567)
Accumulated other comprehensive loss	(316)	(277)

Total stockholders’ equity (deficit)	84,368	(1,847)

Total liabilities and stockholders’ equity (deficit)	$97,928	$16,742

(1)	Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$7,716	$8,107	$25,354	$23,028
Cost of revenue	4,055	4,406	13,271	13,030

Gross profit	3,661	3,701	12,083	9,998
Operating expenses
Selling, general and administrative	4,366	2,461	10,513	8,075
Research and development	1,673	1,516	4,099	4,289
Amortization and depreciation	33	37	100	113

Total operating expenses	6,072	4,014	14,712	12,477

Loss from operations	(2,411)	(313)	(2,629)	(2,479)
Other income (expense)
Long-term debt forgiveness	—	—	2,000	—
Interest expense	(126)	(141)	(407)	(444)
Change in fair value of warrant liabilities	5,088	—	5,088	—
Interest income	1	—	1	—
Other income	—	4	1	7
Loss on disposal of assets	—	—	—	(4)

Total other income (expense), net	4,963	(137)	6,683	(441)

Income (loss) before income tax benefit	2,552	(450)	4,054	(2,920)
Income tax benefit	—	—	(71)	—

Net income (loss)	2,552	(450)	4,125	(2,920)
Deemed dividend - Earnout Shares	(18,132)	—	(18,132)	—

Net loss attributable to common stockholders	(15,580)	(450)	(14,007)	(2,920)

Net income ( loss) per share:
Basic	$0.07	$(0.01)	$0.11	$(0.08)

Diluted	$0.07	$(0.01)	$0.11	$(0.08)

Net loss per share attributable to common stockholders:
Basic	$(0.41)	$(0.01)	$(0.38)	$(0.08)

Diluted	$(0.41)	$(0.01)	$(0.38)	$(0.08)

Weighted average common shares outstanding: (1)
Basic	37,932,345	35,787,986	37,351,244	35,660,635

Diluted	37,932,345	35,787,986	37,351,244	35,660,635

Other comprehensive ( loss ) income
Foreign currency translation adjustment	(22)	65	(39)	32
Comprehensive loss	$(15,602)	$(385)	$(14,046)	$(2,888)

(1)	Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(1)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three and Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2021 (as previously reported)	22,579,695	$2	16,211,567	$2	$112,993	$(114,567)	$(277)	$(1,847)
Retroactive application of reverse recapitalization	(22,579,695)	(2)	15,972,696	1	1	—	—	—

Balance at January 1, 2021 (after effect of reverse recapitalization)	—	$—	32,184,263	$3	$112,994	$(114,567)	$(277)	$(1,847)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	35,895	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	174	—	—	174
Net income	—	—	—	—	—	1,708	—	1,708
Foreign currency translation	—	—	—	—	—		(9)	(9)

Balance at March 31, 2021	—	—	32,220,158	3	113,184	(112,859)	(286)	42
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	63,506	—	55	—	—	55
Issuance of Legacy Shapeways convertible Series B-1 preferred stock resulting from exercise of warrants	—	—	19,177	—	60	—	—	60
Stock-based compensation expense	—	—	—	—	171	—	—	171
Net loss	—	—	—	—	—	(135)	—	(135)
Foreign currency translation	—	—	—	—	—	—	(8)	(8)

Balance at June 30, 2021	—	—	32,302,841	3	113,470	(112,994)	(294)	185
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	1,113,029	—	481	—	—	481
Issuance of Legacy Shapeways common stock upon conversion of convertible notes	—	—	1,406,741	—	5,913	—	—	5,913
Issuance of Legacy Shapeways common stock upon exercise of warrants	—	—	212,234	—	—	—	—	—
Issuance of Legacy Shapeways convertible Series D preferred stock upon exercise of warrants	—	—	89,217	—	—	—	—	—
Repurchase of Legacy Shapeways common stock	—	—	(19,226)	—	(152)	—	—	(152)
Effect of Merger and recapitalization, net of redemptions and issuance costs	—	—	5,691,648	1	10,035	—	—	10,036
Issuance of common stock pursuant to PIPE financing, net of issuance costs	—	—	7,500,000	1	64,936	—	—	64,937
Stock-based compensation expense	—	—	—	—	438	—	—	438
Net income	—	—	—	—	—	2,552	—	2,552
Foreign currency translation	—	—	—	—	—	—	(22)	(22)

Balance at September 30, 2021	—	$—	48,296,484	$5	$195,121	$(110,442)	$(316)	$84,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(1)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three and Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020 (as previously reported)	22,579,695	$2	15,894,428	$2	$112,186	$(111,399)	$(360)	$431
Retroactive application of reverse recapitalization	(22,579,695)	(2)	16,026,831	1	1	—	—	—

Balance at January 1, 2020 (after effect of reverse recapitalization)	—	$—	31,921,259	$3	$112,187	$(111,399)	$(360)	$431
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	994	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	171	—	—	171
Net loss	—	—	—	—	—	(1,435)	—	(1,435)
Foreign currency translation	—	—	—	—	—	—	(61)	(61)

Balance at March 31, 2020	—	—	31,922,253	3	112,358	(112,834)	(421)	(894)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	141,270	—	47	—	—	47
Stock-based compensation expense	—	—	—	—	190	—	—	190
Net loss	—	—	—	—	—	(1,035)	—	(1,035)
Foreign currency translation	—	—	—	—	—	—	28	28

Balance at June 30, 2020	—	—	32,063,523	3	112,595	(113,869)	(393)	(1,664)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	68,555	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	183	—	—	183
Net loss	—	—	—	—	—	(450)	—	(450)
Foreign currency translation	—	—	—	—	—	—	65	65

Balance at September 30, 2020	—	$—	32,132,078	$3	$112,799	$(114,319)	$(328)	$(1,845)

(1)	Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income ( loss )	$4,125	$(2,920)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	424	362
Loss on disposal of assets	—	4
Stock-based compensation expense	783	544
Non-cash lease expense	696	1,586
Non-cash debt forgiveness	(2,000)	—
Change in fair value of warrant liabilities	(5,088)	—
Change in operating assets and liabilities:
Accounts receivable	(924)	(763)
Inventory	173	(102)
Prepaid expenses and other assets	83	337
Interest on promissory note due from related party	—	50
Accounts payable	(512)	(775)
Accrued expenses and other liabilities	853	713
Lease liabilities	(762)	(1,674)
Deferred revenue	(101)	67
Deferred rent	—	(283)

Net cash used in operating activities	(2,250)	(2,854)

Cash flows from investing activities:
Purchases of property and equipment	(125)	(23)

Net cash used in investing activities	(125)	(23)

Cash flows from financing activities:
Principal payments on capital leases	—	(18)
Proceeds from issuance of common stock	552	68
Proceeds received from exercise of preferred stock warrants	60	—
Effect of Merger, net of transaction costs	86,792	—
Repayments of loans payable	(3,459)	(851)
Proceeds from loans payable	—	1,983

Net cash provided by financing activities	83,945	1,182

Net change in cash and cash equivalents and restricted cash	$81,570	$(1,695)

Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	(28)	8
Cash and cash equivalents and restricted cash at beginning of period	8,709	9,605

Cash and cash equivalents and restricted cash at end of period	$90,251	$7,918

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$88	$145

Accrued acquisition of property and equipment	$441	$—

Issuance of Legacy Shapeways common stock upon conversion of convertible notes	$5,913	$—

Repurchase of Legacy Shapeways common stock	$(152)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Organization
On September 29, 2021 (the “Closing” or the “Closing Date”), Galileo Acquisition Corp., a Cayman Islands exempted company (“Galileo” and after the Domestication (as defined below) “Shapeways”), a publicly-traded special purpose acquisition company, consummated the transactions described in the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated April 28, 2021, by and among Galileo Founders Holdings, L.P. (the “Sponsor”), Galileo Acquisition Corp., Galileo Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Galileo (“Merger Sub”), and Shapeways, Inc., a Delaware corporation (“Legacy Shapeways”), whereby Merger Sub merged with and into Legacy Shapeways, the separate corporate existence of Merger Sub ceasing and Legacy Shapeways being the surviving corporation and a wholly owned subsidiary of Shapeways (the “Merger”).
Further, on the Closing Date, as contemplated by the Merger Agreement, Galileo filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Galileo was domesticated and continued as a Delaware corporation (the “Domestication” and, together with the Merger, the “Business Combination”), changing its name to “Shapeways Holdings, Inc.” (the “Company” and/or “Shapeways”).
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process , and by providing a broad range of solutions utilizing 11 additive manufacturing technologies and more than 90 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 21 million parts to 1 million customers in over 160 countries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the instruction to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways and Shapeways BV. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated interim financial statements should be read along with the final proxy statement/prospectus as filed with the SEC on September 7, 2021.
The Business Combination has been accounted for as a reverse recapitalization, in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Galileo has been treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination has been treated as the equivalent of Legacy Shapeways issuing stock for the net assets of Galileo, accompanied by a recapitalization. The net assets of Galileo are stated at historical cost, with no goodwill or other intangible assets recorded. There has been no accounting effect or change in the carrying amount of the assets and liabilities as a result of the Business Combination.
Legacy Shapeways has been treated as the accounting acquirer based on evaluation of the following facts and circumstances with regard to the Company as of the Closing:

•	Legacy Shapeways’ directors represented the majority of the new board of directors of the Company;

•	The executive officers and senior management of Legacy Shapeways are the executive officers and senior management of the Company;

•	The assets of Legacy Shapeways represent a significant majority of the assets of the Company (excluding cash formerly held in the Galileo trust account); and

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

•
The business of the Company will be the continued business of Legacy Shapeways. The business of the Company will continue to focus on Legacy Shapeways’ core offerings related to the facilitation of the sale, design and manufacturing of 3D printed items.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Shapeways. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively adjusted based on shares reflecting the conversion ratio (as defined below) established in the Merger.
Use of Estimates
The preparation of the Company’s
unaudited
condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(COVID-19)
as a pandemic, which continues to spread throughout the United States. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company has considered information available to it as of the date of issuance of these unaudited condensed consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, goodwill and other long-lived assets, warrant liabilities and revenue recognition. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.
Functional Currency
The local currency is the functional currency for Shapeways BV’s (a wholly
-owned subsidiary of the Company) operations outside the United States. Assets and liabilities of these operations are translated into U.S. Dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within stockholders’ equity (deficit). Gains and losses from foreign currency transactions are included in net loss for the period.
Cash, Cash Equivalents
and
Restricted Cash
Cash includes cash on hand and demand deposits. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits
, the Company believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts. Restricted cash represents cash required to be held as collateral for the Company’s credit cards and security deposit for our facility in the Netherlands. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$90,108	$8,564
Restricted cash	143	145

	$90,251	$8,709

Accounts Receivable
Accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at September 30, 2021 and December 31, 2020.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Inventory
Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution center. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out
method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of September 30, 2021 and December 31, 2020, the Company determined an allowance was not deemed necessary.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the periods ended September 30, 2021 and December 31, 2020. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

Asset Category	Depreciable Life
Machinery and equipment	5 years
Computers and IT equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	**

**	Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.
Long-Lived Assets, Including Definite-Lived Intangible Assets
Intangible assets, which consist of technology, customer relationships, and trademarks, are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from three to eight years. The Company periodically reviews the estimated useful lives of intangible assets and adjusts when events indicate that a shorter life is appropriate. In accordance with authoritative accounting guidance, capitalization of costs to develop software begin when preliminary development efforts are successfully and completed. Costs related to the design or maintenance of internal-use
software are expensed as incurred.
Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the periods ended September 30, 2021 and December 31, 2020.
Goodwill
Goodwill, which represents the excess of purchase prices over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. Goodwill is evaluated for impairment on an annual basis at a level of reporting referred to as the reporting unit, and more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.
Under ASC 350,
Intangibles - Goodwill and Other
,
the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management uses the future discounted cash flows valuation approach to determine the fair value of reporting units and determines whether the fair value of reporting units exceeded its carrying amounts. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The impairment review requires management to make judgments in determining various assumptions with respect to revenues, operating margins, growth rates and discount rates. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill as of September 30, 2021 or December 31,
2020
.
Fair Value Measurements
The Company applies ASC 820,
Fair Value Measurement
(“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:
Level 1
-
Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2
-
Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3
-
Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Revenue Recognition
Revenue is derived from two primary sources: a) products and services and b) software.
The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the products or services it transfers to the customer. These contracts have different terms based on the scope, performance obligations, and complexity of the project, which often requires us to make judgments and estimates in recognizing revenues.
Performance obligations are satisfied both at a
point
of time and over time. All revenue is recognized based on the satisfaction of the performance obligation to date (see Note 4).
Leases
The Company’s lease arrangements relate primarily to office and manufacturing space, and equipment. The Company’s leases generally have initial terms ranging from 5 to 10 years and may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset. Additionally, the Company’s leases do not contain significantly restrictive covenants or residual value guarantees.
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use
(“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not currently maintain any finance lease

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

arrangements. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities.
ROU assets and lease
liabilities
are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since the Company’s leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that the Company will exercise that option. ROU assets include lease payments made in advance, and excludes any incentives received or initial direct costs incurred. The Company recognizes lease expense on a straight-line basis over the lease term
The Company has lease agreements which contain both lease and non-lease
components, which it has elected to account for as a single lease component. As such, minimum lease payments include fixed payments for non-lease
components within a lease agreement, but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period.
Stock-based Compensation
The Company recognizes stock-based compensation expense for all options and other arrangements within the scope of ASC 718,
Stock Compensation
. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred.
Public and Private Common Stock Warrant Liabilities
As part of Galileo’s initial public offering, Galileo issued to third party investors 13,800,000 units, consisting of one ordinary share of Galileo and one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of
C
ommon
S
tock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of Galileo’s initial public offering, Galileo completed the private sale of 4,110,000 warrants to Galileo’s sponsor and EarlyBirdCapital, Inc. at a purchase price of $1.00 per warrant (the “Private Warrants”). In connection with the Business Combination, Galileo’s sponsor exercised its right to convert the aggregate outstanding principal amount of the convertible promissory note issued by Galileo into an aggregate of 500,000 Sponsor Warrants, with terms equivalents to the Private Warrants.
The Private Warrants are
identical
to the Public Warrants, except that the Private Warrants (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Company evaluated the Public and Private Warrants under ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
(“ASC
815-40”),
and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting date.
Research and Development Costs
Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended September 30, 2021 and 2020, research and development costs were $1,673 and $1,516, respectively. For the nine months ended September 30, 2021 and 2020, research and development costs were $4,099 and $4,289, respectively.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Advertising
Advertising costs are expensed as incurred. For the three months ended September 30, 2021 and 2020, advertising costs were $568 and $123, respectively. For the nine months ended September 30, 2021 and 2020, advertising costs were $1,008 and $353, respectively, which are included in selling, general and administrative expense on the condensed
consolidated statements of operations and comprehensive loss.
Income Taxes
The Company files income tax returns in
the
U.S. federal jurisdiction and various state jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.
The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Although the Company believes that i
t
 has adequately reserved for uncertain tax positions (including interest and penalties), it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on the Company’s financial condition and operating results. Carryforward attributes that were generated in tax years prior to those that remain open for examination may still be adjusted by relevant tax authorities upon examination if they either have been, or will be, used in a future period.
In applying the estimated annual effective tax rate approach prescribed under ASC 740,
Income Taxes,
based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three and nine months ended September 30, 2021 and 2020 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during the three and nine months ended September 30, 2021 and 2020 is zero. The Company’s effective tax rate of
(1.78)%
for the nine months ended September 30, 2021 differs from the applicable statutory tax rate primarily due to the fact that income recognized for the forgiveness of loans granted under the PPP loan program and changes in the fair value of warrant liabilities are not taxable under current U.S. tax law.
Income (Loss) per Share
In accordance with the provisions of ASC 260,
Earnings Per Share
, net income (loss) per common share is computed by dividing net income (loss) by the weighted-average shares of Common Stock outstanding during the period. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted
method. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per common share calculation since the effect would be anti-dilutive.
The following outstanding shares of Common Stock equivalents were excluded from the computation of the diluted net loss per share attributable to Common Stock for the periods in which a net loss is presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock warrants	18,410,000	—	18,410,000	—
Earnout Shares	3,510,405	—	3,510,405	—
Included in income (loss) per common share are
4,833,059 and 3,673,963 shares of
options
due to their nominal exercise prices as of September 30, 2021 and 2020, respectively.
Segment Information
The Company has determined that it operates and reports in one segment, which focuses on providing additive manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In January 2017, the FASB issued Accounting Standard Update (“ASU”)
No. 2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,
which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU
2017-04
effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. The purpose of Update
No. 2019-12
is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update
No. 2019-12
simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update
No. 2019-12
also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU
2019-12
effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
2020-06
effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU
No. 2018-15,
Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The standard is effective for annual reporting periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2018-15 effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326), which requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. Update No. 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the standard will have on its condensed consolidated financial statements.
Note 3. Reverse Recapitalization
As discussed in Note 1, on September 29, 2021, Galileo closed the Business Combination with Shapeways, Inc., as a result of which Legacy Shapeways became a wholly-owned subsidiary of Galileo. While Galileo was the legal acquirer of Legacy Shapeways in the business combination, for accounting purposes, the Business Combination is treated as a Reverse Recapitalization, whereby Legacy Shapeways is deemed to be the accounting acquirer, and the historical financial statements of Legacy Shapeways became the historical financial statements of Galileo upon the closing of the Business Combination. Under this method of accounting, Galileo was treated as the “acquired” company and Legacy Shapeways is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Shapeways issuing stock for the net assets of Galileo, accompanied by a recapitalization. The net assets of Galileo were stated at historical cost, with no goodwill or other intangible assets recorded.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

At the closing of the Business Combination, (1) all outstanding shares of Legacy Shapeways’ preferred stock (including shares of Legacy Shapeways’ preferred stock issuable upon conversion of Legacy Shapeways’ convertible notes outstanding as of the Closing) and Shapeways’ common stock were converted into an aggregate of 35,104,836 shares of Common Stock of the Company, par value $0.0001 per share, representing aggregate consideration value equal to $406,000 (the “Merger Consideration”), 3,510,405 shares of which are subject to the Earnout Terms (as defined below, and such shares, the “Earnout Shares”), (2) options to purchase Legacy Shapeways’ common stock (whether vested or unvested, exercisable or unexercisable) issued pursuant to the Legacy Shapeways 2010 Stock Plan, as amended (the “2010 Stock Plan”), and outstanding immediately prior to the Closing were assumed and converted into (a) options to purchase an aggregate of

4,901,207
shares of Common Stock under the
2021
Equity Incentive Plan (the “Incentive Plan”) and (b) in the case of in-the-money
options held by individuals who were service providers as of the Closing Date, an aggregate of
493,489
restricted stock units denominated in a number of shares of Common Stock (“Earnout RSUs”) granted under the Incentive Plan, which Earnout RSUs are subject to the earnout vesting and forfeiture conditions described in the Merger Agreement,
(3)
 all warrants to purchase Legacy Shapeways’ common stock and Shapeways’ preferred stock outstanding immediately prior to the Closing were exercised in full and converted into shares of Legacy Shapeways preferred stock or Legacy Shapeways common stock, as applicable, in accordance with their terms, and each such share of Legacy Shapeways preferred stock and Legacy Shapeways common stock issued upon the exercise of such warrants was converted into an aggregate of
301,750
shares of Common Stock (for the avoidance of doubt, such shares of Common Stock are included in the aggregate shares of Common Stock described in clause
(1)
 above) and
(4)
 any Legacy Shapeways
non-plan
options outstanding immediately prior to Closing were cancelled without payment in accordance with the terms described in the Merger Agreement.
At the Closing, there were 3,510,405 shares of Common Stock issued as part of the Merger Consideration (the “Stockholder Merger Consideration” and/or “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average
trading price of Common Stock reaching targets of $14.00 and $16.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Shapeways Stockholders at the Closing being withheld and deposited into escrow. A pro rata portion of the Stockholder Merger Consideration earnout has also been allocated to Legacy Shapeways options and warrants that, as of the Closing, have been exchanged for options and warrants (as applicable) exercisable for shares of Common Stock (as described below).
Legacy Shapeways options issued pursuant to Legacy Shapeways’ 2010 Stock Plan that were not exercised prior to the Closing have been assumed by the Company and converted, subject to certain adjustments that are described in the Merger Agreement, into options exercisable for shares of Common Stock and, in the case of in-the-money
Legacy Shapeways options held by individuals remaining in continuous service to the Company through the Closing, a right to receive an award of restricted stock units (“RSUs”) denominated in shares of Common Stock that are subject to the Earnout Terms and to service-based vesting and forfeiture restrictions. As a result of the Closing, outstanding Legacy Shapeways Convertible Notes were converted into shares of Legacy Shapeways Preferred Stock at the election of the holders thereof, which were then converted into shares of Shapeways Common Stock prior to the Closing
Simultaneously with the execution of the Business Combination, Galileo entered into subscription agreements (collectively, the “Subscription Agreements”) pursuant to which certain investors agreed to purchase an aggregate of 7,500,000 shares of Common Stock for a purchase price of $10.00 per share and $75,000,000 in the aggregate (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.
The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2021:

Recapitalization
Cash - Galileo trust and cash, net of redemption	$28,115
Cash - PIPE Investment, net of transaction costs	75,000
Less: transaction costs and advisory fees allocated to equity	(16,323)

Effect of Merger, net of redemption, transaction costs and advisory costs	$86,792

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statement of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2021:

Recapitalization
Cash - Galileo trust and cash, net of redemption	$28,115
Non-cash net working capital assumed from Galileo	46
Less: fair value of Private and Sponsor Warrant liabilities	(11,865)
Less: transaction costs and advisory fees allocated to equity	(6,260)

Effect of Merger, net of redemption, transaction costs and advisory costs	$10,036

The following table details the number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	13,800,000
Less: redemption of Galileo shares	(11,018,352)

Common stock of Galileo	2,781,648
Galileo founder and representative shares, net of forfeited shares	2,910,000
Shares issued in PIPE Investment	7,500,000

Merger and PIPE Investment - common stock	13,191,648
Legacy Shapeways shares - common stock (1)	35,104,836

Total shares of common stock immediately after Business Combination	48,296,484

(1)	Includes 3,510,405 Earnout Shares
Note 4. Revenue Recognition
Under ASC 606, revenue is recognized throughout the life of the executed agreement. The Company measures revenue based on consideration specified in a contract with a customer. Furthermore, the Company recognizes revenue when a performance obligation is satisfied by transferring control of the product or service to the customer which could occur over time or at a point in time.
A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as (or when) they are performed. Substantially all customer contracts provide that compensation is received for services performed to date. Taxes assessed by a governmental au thority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
Nature of Products and Services
The following is a description of the Company’s
products
and
services
from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:
Direct sales
The Company provides customers with an additive manufacturing service, allowing for the customer to select the specifications of the model which they wish to have printed. Shapeways prints the 3D model and ships the product directly to the customer.
The Company recognizes the sale of shop owner products through their
e-commerce
website over time using the output method. Contracts involving the sale of shop owner products through their
e-commerce
website do not include other performance obligations. As such, allocation of the transaction price was not necessary as the entire contract price is attributed to the sole performance obligation identified.
Marketplace sales
The Company provides a platform for shop owners to sell their products to customers through Shapeways’ marketplace website. Shapeways receives a 3.5% markup fee from the shop owner upon the sale of any products through the marketplace.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company handles the financial transaction, manufacturing, distribution and customer service on behalf of the shop owners. The Company is responsible for billing the customer in this arrangement and transmitting the applicable fees to the shop owner. The Company assessed whether it is responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third party as an agent. Judgment is applied to determine whether the Company is the principal or the agent by evaluating whether it has control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that the Company has considered include whether it has the primary responsibility for fulfilling the promise to provide the specified product or service to the customer and whether it has inventory risk prior to transferring the product or service to the customer. The Company has the responsibility to fulfill the promise to provide the specific good or service on behalf of the shop owners to the customer. In addition, the Company has inventory risk before the specific good or service is transferred to a customer. As such, the Company is deemed the principal and shall recognize revenue on a gross basis for the price it charges to the shop owner for each product or service.
The Company recognizes the sale of 3D products to customers at a point in time, specifically upon shipping the goods to the customer (FOB Origin) given the transfer of significant risks and rewards of ownership at that point in time. Contracts involving the manufacturing and delivery of 3D printed products to customers do not include other performance obligations. As such, allocation of the transaction price was not necessary as the entire contract price is attributed to the sole performance obligation identified.
Software revenue
In 2020, Shapeways launched their software under the brand of “Powered by Shapeways” to a limited set of design customers to gain feedback on product market fit. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing.
For each of the performance obligations classified as software revenue, the performance obligations are satisfied evenly over the term of the contract. For contracts including performance obligations classified as software revenue, the Company identified that each performance obligation has an explicitly stated standalone selling price. As such, allocation is not necessary as the prices included in the contract are attributed to each separate performance obligation.
The following table presents our revenues disaggregated by revenue discipline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Major products/service lines:
Direct sales	$5,985	$5,994	$19,068	$16,827
Marketplace sales	1,663	2,091	6,062	6,060
Software	68	22	224	141

Total revenue	$7,716	$8,107	$25,354	$23,028

Timing of revenue recognition:
Products transferred at a point in time	$1,663	$2,091	$6,062	$6,060
Products and services transferred over time	6,053	6,016	19,292	16,968

Total revenue	$7,716	$8,107	$25,354	$23,028

Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred revenue activity consisted of the following for the nine months ended September 30, 2021:

Deferred Revenue
Balance at January 1, 2021	$753
Deferred revenue recognized during period	(25,354)
Additions to deferred revenue during period	25,259

Balance at September 30, 2021	$658

The Company expects to satisfy its remaining performance obligations within the next twelve months. The $753 of deferred revenue as of January 1, 2021 was recognized during the nine months ended September 30, 2021. The opening balance of accounts receivable as of January 1, 2020 was $151.
Practical Expedients and Exemptions
We apply the practical expedient related to incremental costs of obtaining a contract. Although certain of our commission costs qualify for capitalization under ASC
340-40,
Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, we expense these costs as incurred.
Note 5. Inventory
Components of inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$418	$521
Work-in-process	40	36
Finished goods	115	170

Total	$573	$727

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid expenses	$698	$646
Security deposits	259	259
VAT receivable	950	975
Other current assets	1	30

Total	$1,908	$1,910

Note 7. Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Machinery and equipment	$1,388	$1,430
Computers and IT equipment	5,631	5,193
Furniture and fixtures	49	50
Leasehold improvements	2,477	2,520

	9,545	9,193
Less: Accumulated depreciation	(8,455)	(8,245)

Property and equipment, net	$1,090	$948

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

For the three months ended September 30, 2021 and 2020, depreciation expense totaled $146 and $115, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense totaled $424 and $362, respectively. Of these amounts, depreciation charged to cost of revenue was $113 and $78 for the three months ended September 30, 2021 and 2020, respectively, and $324 and $249 for the nine months ended September 30, 2021 and 2020, respectively.
Note 8. Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Accrued selling expenses	$712	$947
Accrued compensation	757	876
Interest payable	—	612
Taxes payable	306	477
Accrued transaction costs	450	—
Accrued acquisition of property and equipment	441	—
Shapeways credits	300	313
Other	734	94

Total	$3,700	$3,319

Note 9. Commitments and Contingencies
Leases
During the
three
a
nd
nine months ended September 30, 2021, the Company maintained three leases of facilities located in the United States and the Netherlands, as well as, one lease of office equipment, under operating leases. The Company maintained one additional lease of equipment under a finance lease arrangement which expired during the nine months ended September 30, 2020. Additionally, the Company terminated one lease of office space during the nine months ended September 30, 2021.
The table below presents certain information related to the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$144	$482	$696	$1,585
Finance lease expense	—	—	—	16
Interest expense on finance lease liabilities	—	—	—	1
Short-term lease expense	—	—	—	14

Total lease cost	$144	$482	$696	$1,616

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Right of use assets and lease liabilities for operating leases were recorded
in the condensed consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Assets:
Right-of-use assets, net	$982	$2,102

Total lease assets	$982	$2,102

Liabilities:
Current liabilities:
Operating lease liabilities, current	$631	$1,222
Non-current liabilities:
Operating lease liabilities, net of current portion	499	$1,094

Total lease liability	$1,130	$2,316

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating leases was 2.05 years and the weighted-average incremental borrowing rate was 5.34% as of September 30, 2021.
Supplemental cash flow information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Operating cash flows from operating leases	$762	$1,754
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	18
Lease liabilities arising from obtaining right-of-use assets	—	4,025
As of September 30, 2021, future
minimum
lease payments required under operating leases are as follows:

Rest of 2021	$167
2022	680
2023	214
2024	132
2025	1

Total minimum lease payments	1,194
Less effects of discounting	(64)

Present value of future minimum lease payments	$1,130

Desktop Metal
On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. In November 2021, the Company paid $3.5 million to Desktop Metal for equipment received, and has a commitment to place purchase orders for another

$16.5 million
of equipment and materials under the MOU by or before December
3
1, 2021.
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 10. Borrowing Arrangements
The Company’s outstanding debt obligations consisted of the following:

	September 30, 2021	December 31, 2020
Dutch Landlord Loan	$127	$163
Term Loan	—	3,423
Convertible Promissory Notes	—	5,000
PPP Loan	—	1,982

	127	10,568
Less: current portion	(39)	(8,332)

Long-term debt	$88	$2,236

Dutch Landlord Loan
On May 12
,
2014, the Company entered into a loan agreement with its landlord at the Eindhoven factory (the “Dutch Landlord Loan”) to advance
€242 (equivalent to $280 and $297
in total at September 30, 2021 and December 31, 2020, respectively) to finance leasehold improvements
.
The Dutch Landlord Loan is unsecured and required interest-only payments until September 30, 2016, followed by monthly payments of principal and interest. Interest accrues at 8.50% per annum through the maturity date on September 30, 2024.
For the three months ended September 30, 2021 and 2020, interest expense totaled $5, respectively. For the nine months ended September 30, 2021 and 2020, interest expense totaled $14, respectively.
Term Loan
On October 29, 2018, the Company entered into a loan and security agreement (the “Term Loan”) for the principal sum of $5,000 with a maturity date of October 29, 2022. The Term Loan requires interest-only payments until October 29, 2019, followed by monthly payments of principal and interest. Interest is payable at a rate equal to the prime rate, plus 0.25% per annum. At the Closing of the Business Combination, the Company repaid and terminated the Term Loan in full. As of December 31, 2020, the interest rate was 3.50%. In connection with the Term Loan, the bank is due a $75 fee in the event of a liquidity event valuing the Company above a certain threshold.
For the three months ended September 30, 2021 and 2020, interest expense totaled $12 and $36, respectively. For the nine months ended September 30, 2021 and 2020, interest expense totaled $66 and $129, respectively.
Convertible Promissory Notes
On June 19, 2019, the Company entered into note purchase agreements (the “Convertible Promissory Notes”) with certain stockholders of the Company for the aggregate principal sum of $5,000. The Convertible Promissory Notes bear interest at a rate of 8% per annum with all principal and interest due on or before the earlier of (i) December 19, 2020; and (ii) the closing of a Qualified Equity Financing, as defined below. The Convertible Promissory Notes are automatically converted into conversion shares upon the closing of a Qualified Equity Financing. Qualified Equity Financing is defined as the next sale by the Company of preferred stock following the date of the Convertible Promissory Notes on or prior to the maturity date with the principal purpose of raising capital. In the event there is a non-Qualified
Equity Financing, the outstanding principal and unpaid accrued interest of each note may be converted, at the written election of the holders of the Convertible Promissory Notes, into conversion shares.
Non-Qualified
Equity Financing shall mean the next sale by the Company of its equity following the date of the Convertible Promissory Notes on or prior to the maturity date with the principal purpose of raising capital which is not a Qualified Equity Financing. If the next equity financing or a corporate transaction has not occurred on or before the maturity date of the Convertible Promissory Notes, the principal and unpaid accrued interest of each outstanding note may be converted, at the written election of each holder of the Convertible Promissory Notes, into conversion shares on the date of such written election. The number of conversion shares to be issued upon conversion shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due on a Convertible Promissory Note to be converted on the date of the conversion by (ii) the Conversion Price. The conversion price is defined as the Discounted Conversion Price, which is 70% of the next equity price per share. The Convertible Promissory Notes are subordinated in right of payment to all indebtedness of the Company arising under the Term Loan. At inception, the terms of the notes gave rise to a contingent beneficial conversion feature.
On December 14, 2020, the Company executed an amendment to the Convertible Promissory Notes that extended the maturity date to August 10, 2021. All other relevant terms and conditions of the Convertible Promissory Notes remain binding.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Immediately prior to the completion of the Business Combination, the Convertible Promissory Notes in the aggregate principal amount of
$5,000
were converted into

1,434,391
shares of common stock of Legacy Shapeways (1,189,558 shares of Common Stock post Business Combination), and the related unpaid and accrued interest totaling

$
913
were

converted into
261,884
shares of common stock of Legacy
Shapeways (217,183 shares of Common Stock post Business Combination).
For the three months ended September 30, 2021 and 2020, interest expense totaled $109 and $100, respectively. For the nine months ended September 30, 2021 and 2020, interest expense totaled $309 and $300, respectively.
Paycheck Protection Program Loan
On May 4, 2020, the Company received an unsecured loan of $1,982 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently enacted CARES Act and is administered by the U.S. Small Business Administration (“SBA”). On May 4, 2020, the Company entered into a promissory note with Pacific Western Bank evidencing the unsecured PPP Loan.
The PPP Loan has a maturity date of May 4, 2022 and accrues interest at an annual rate of 1.00%. To the extent the loan amount is not forgiven under the PPP, the Company is obligated to make monthly payments of principal and interest, beginning six months from the date of the note, until the maturity date. In October 2020, the PPP Flexibility Act of 2020 extended the deferral period for borrower payments on all PPP loans from six months to ten months. Interest expense totaled $18 for the nine months ended September 30, 2021. There was no interest expense incurred for the nine months ended September 30, 2020.
The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company may apply for and be granted forgiveness for all or part of the PPP Loan. The amount of the loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including the amount of loan proceeds used by the Company during the eight-week period after the loan origination for certain purposes including payroll costs, and certain rent payments, mortgage payments, and utility payments, provided that at least 75% of the loan amount is used for eligible payroll costs. Subject to the other requirements and limitations on loan forgiveness, only loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness.
As of September 30, 2021, the full principal and interest amount of $2,000 of the PPP Loan was forgiven and recorded in other income on the condensed consolidated statement of operations and comprehensive loss. Although the PPP Loan has been forgiven as of September 30, 2021, the Company intends to repay the PPP Loan in its entirety during the fourth quarter of 2021 and will reverse the previously recognized gain on debt forgiveness when repaid.
Note 11. Stockholders’ Equity (Deficit)
The condensed consolidated statements of changes in stockholders’ equity (deficit) reflects the Business Combination as defined in Note 1 as of September 29, 2021. As Legacy Shapeways was deemed the accounting acquirer in the Business Combination with Galileo, all periods prior to the consummation date reflect the balances and activity of Legacy Shapeways. The balances as of January 1, 2021 and 2020 from the consolidated financial statements of Legacy Shapeways as of that date, share activity (convertible preferred stock, common stock, additional paid in capital, accumulated deficit, and accumulated other comprehensive loss) and per share amounts were retroactively adjusted, where applicable, using the recapitalization conversion ratio of
 0.8293
(the “Conversion Ratio”).
Common Stock
Upon closing of the Business Combination, pursuant to the terms of the Certificate of Incorporation, the Company authorized 120,000,000 shares of
C
ommon
S
tock with a par value $0.0001. The holders of
C
ommon
S
tock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and are entitled to receive dividends, as and if declared by the Board out of legally available funds.
The Company has issued and outstanding 48,296,484 shares of
C
ommon
S
tock as of September 30, 2021.
Legacy Shapeways Common Stock Warrants
On December 18, 2013, in connection with executing a loan agreement, the Company issued warrants to purchase 40,000 shares of Legacy Shapeways common stock. The warrants had an exercise price of $1.25 per share and had an expiration date of December 18, 2023.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

On February 3, 2014, in connection with executing a lease agreement, the Company issued warrants to purchase 248,000 shares of Legacy Shapeways common stock. The warrants had an exercise price of $1.25 per share and expired upon the latest to occur i) seven years from the original issuance date or ii) five years from the effective date of an initial public offering.
On April 22, 2015, in connection to an amended loan agreement, the Company issued warrants to purchase 13,750 shares of Legacy Shapeways common stock. The warrants had an exercise price of $1.70 per share and had an expiration date of April 22, 2025.
Immediately prior to the completion of the Business Combination, all outstanding Legacy Shapeways common stock warrants were exercised into an aggregate of 255,917 shares of Legacy Shapeways common stock (
212,234
shares of Common Stock post Business Combination).
Legacy Shapeways Convertible Preferred Stock
Immediately prior to the completion of the Business Combination, all outstanding shares of the Legacy Shapeways Series
A-1,
Series
A-2,
Series B, Series
B-1,
Series C, Series D, and Series E preferred stock converted into an aggregate of 22,579,695 shares of common stock. Each share of Legacy Shapeways convertible preferred stock was converted into one share of Legacy Shapeways common stock.
Legacy Shapeways Preferred Stock Warrants
On March 8, 2013, the Company issued warrants to purchase a total of 23,125 shares of Series
B-1
preferred stock of Legacy Shapeways. The warrants had an exercise price of $2.5946 per share and were exercisable for ten years from the date of grant. On May 10, 2021, the 23,125 warrants were exercised for 23,125 shares of Series
B-1
preferred stock of Legacy Shapeways at an exercise price of $2.5946 per share.
On June 30, 2017, in connection with executing a loan agreement, the Company issued warrants to purchase a total of 57,051 shares of Series D preferred stock of Legacy Shapeways. The warrants had an exercise price of $5.2584 per share and were exercisable for ten years from the date of grant. Immediately prior to the completion of the Business Combination, the 57,051 warrants were exercised for 107,580 shares of Legacy Shapeways common stock.
Public Warrants
Prior to the Merger, the Company had outstanding 13,800,000 Public Warrants. Each Public Warrant entitles the holder to purchase one share of
C
ommon
S
tock of the Company at an exercise price of $11.50 per share. The Public Warrants become exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.
The Company may redeem the Public Warrants as follows: in whole and not in part; at a price of $0.01 per warrant; at any time while the Public Warrants are exercisable, upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; if, and only if, the reported last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a
30-trading
day period ending on the third business day prior to the notice of redemption to the warrant holders; and if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire
30-day
trading period referred to above and continuing each day thereafter until the date of redemption. Certain of these conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
As of September 30, 2021, there
we
re 13,800,000
Public Warrants outstanding.
Note 12. Stock-Based Compensation
2010 Stock Plan
Prior to the Business Combination, Legacy Shapeways maintained its 2010 Stock Plan (the “2010 Plan”), under which Legacy Shapeways granted statutory and non-statutory
stock to employees, outside directors and consultants. The maximum number of shares of common stock that was issuable under the 2010 Plan was 16,942,546 shares.
In connection with the Business Combination, each Legacy Shapeways stock option that was outstanding immediately prior to Closing, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shapeways common stock subject to such Legacy Shapeways option immediately prior to the Business Combination and (ii) 90% of the Conversion Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Shapeways

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

option immediately prior to the consummation of the Business Combination, divided by (B) 90% of the Conversion Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shapeways option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
In addition, as discussed in Note 3, each holder of an
in-the-money
Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent
(10%)
of the Conversion

Ratio (rounded down to the nearest whole number of shares). The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s
C
ommon
S
tock reaching certain targets (the “RSU Performance Milestones”).
If the service of the holder of an Earnout RSU terminates before the RSU Performance Milestones have been satisfied, then the portion of the Earnout RSUs for which the service-based vesting conditions has been satisfied (taking into account any acceleration provisions) shall remain outstanding and eligible to vest upon achievement of the applicable RSU Performance Milestone. Any Earnout RSUs for which the service-based vested conditions has not been satisfied as of such termination of service (taking into account any acceleration provisions) shall be forfeited and cancelled without payment. If any RSU Performance Milestone fails to be satisfied by the end of the Earnout Period, then the Earnout RSUs corresponding to such RSU Performance Milestone shall be forfeited and cancelled without payment as of the end of the Earnout Period.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s Common Stock under the 2010 Plan at an average exercise price of $0.62 per share.
2021 Equity Incentive Plan
Upon
 the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee
directors. As of September 30, 2021,

7,621,401
shares of
C
ommon
S
tock are authorized for issuance pursuant to awards under the 2021 Plan. As of September 30, 2021, no
shares have been awarded and
7,621,401
shares remain available for issuance under the 2021 Plan.
Option Awards
The Company accounts for share-based payments pursuant to ASC 718,
Stock Compensation
and, accordingly, the Company records stock compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The Company is a public company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. The assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

	Three and Nine Months Ended September 30,
	2021	2020
Strike price	$0.17	$0.37
Expected term (in years)	5.55 - 6.05	5.00 - 6.04
Expected volatility	57.09% - 57.81%	49.15% - 52.41%
Risk-free interest rate	0.50% - 0.57%	0.37% - 1.46%
Dividend yield	—	—
The following table summarizes the Company’s stock option plan and the activity:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2021 (as previously reported)	8,247,340	$0.44	6.72
Retroactive application of reverse recapitalization	(1,967,440)	—	—

Outstanding as of January 1, 2021, effect of Merger	6,279,900	$0.58	6.64
Granted	29,420	0.36	9.82
Forfeited	(145,878)	0.43	—
Exercised	(35,895)	0.43	—

Outstanding at March 31, 2021	6,127,547	$0.58	6.53
Granted	—	—	—
Forfeited	(39,309)	0.44	—
Exercised	(63,506)	0.45	—

Outstanding at June 30, 2021	6,024,732	$0.59	6.26
Granted	—	—	—
Forfeited	(10,496)	0.40	—
Exercised	(1,113,029)	0.44	—

Outstanding at September 30, 2021	4,901,207	$0.62	6.80

Exercisable at September 30, 2021	4,833,059	$0.62	6.79

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s
C
ommon
Stock
price and the exercise price of the stock options. The weighted-average grant-date fair value per stock option granted during the nine months ended September 30, 2021 and 2020 was $0.36 and $0.50, respectively. As of September 30, 2021, approximately $193 of unrecognized compensation expense related to non-vested
awards is expected to be recognized over the weighted average period of 1.80 years.
2021 Employee Stock Purchase Plan
Upon
 the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing Common Stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of September 30, 2021, 895,721 shares of Common Stock are available for purchase under the ESPP. As of September 30, 2021, no shares have been purchased under the ESPP.
Note 13. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually. The estimated fair value of the warrant liabilities represent Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Liabilities:

Warrant liabilities	3	$6,777	$—
Warrant Liabilities
Prior to the Business Combination, the Company had outstanding 4,110,000 warrants
(the “Private Warrant”) that were issued upon the consummation of the initial public offering of Galileo. Additionally, at the Closing, a lender holding a convertible note issued by the Company with an aggregate principal amount of $500 converted the note into 500,000 warrants (the “Sponsor Warrants”) exercisable for
C
ommon
S
tock at a purchase price of $1.00 per warrant.
The Private Warrants and Sponsor
Warrants
are identical to the Public Warrants except that the Private and Sponsor Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Private and Sponsor Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC
815-40-15
because the holder of the instrument is not an input into the pricing of a fixed-for-fixed
option on equity shares. The Company classifies the Private and Sponsor Warrants as derivative liabilities in its unaudited condensed consolidated balance sheet as of September 30, 2021.
The Company utilizes a Binomial Lattice model approach to value the Private Warrants and Sponsor Warrants at each reporting period with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The significant unobservable inputs used in the Binomial Lattice Model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	September 30, 2021	At Closing (September 29, 2021)

Stock price on valuation date	$7.70	$8.54
Exercise price per share	$11.50	$11.50
Expected life	5 years	5 years
Volatility	34.8%	43.9%
Risk-free rate	1.0%	1.0%
Dividend yield	—%	—%

Fair value per warrant	$1.47	$2.57

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Balance at December 31, 2020	$—
Additions pursuant to Merger	11,865
Change in fair value	(5,088)

Balance at September 30, 2021	$6,777

As of September 30, 2021, 4,110,000 Private Warrants and 500,000 Sponsor Warrants remain outstanding, respectively.
Fair Value on a
Non-Recurring
Basis
The fair value of the Earnout Shares has been estimated using the trading price of our
C
ommon
S
tock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the Earnout Shares were recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in
capital with a corresponding offset recorded to additional
paid-in
capital.
Note 14. Significant Concentrations
One customer accounted for approximately 22% and 23% of revenue for the three months ended September 30, 2021 and 2020, respectively. No other customers represented more than 10% of revenue for the three months ended September 30, 2021 and 2020.
One customer accounted for approximately 23% and 22% of revenue for the nine months ended September 30, 2021 and 2020, respectively. No other customers represented more than 10% of revenue for the nine months ended September 30, 2021 and 2020.
One vendor accounted for approximately 15% of purchases for the nine months ended September 30, 2021. No other vendors represented more than 10% of purchases for the nine months ended September 30, 2021 and 2020.
As of September 30, 2021 and December 31, 2020, one customer accounted for approximately 55% and 32% of accounts receivable, respectively. No other customers represented more than 10% of outstanding accounts receivable as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, four vendors accounted for approximately 19%, 12%, 12%, and 11% of accounts payable. As of December 31, 2020, five vendors accounted for approximately 18%, 15%, 15%, 11% and 10% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of September 30, 2021 and December 31, 2020.
Note 15. Related Party Transactions
During 2012, the Company signed a $175 promissory note (the “Related Party Note”) with an officer of the Company, bearing interest equal to the greater of (a) 0.88% per annum or (b) the mid-term
Applicable Federal Rate under Section 1274(d) of the Internal Revenue Code in effect during the time the note is outstanding. The average interest rates for the nine months ended September 30, 2021 and 2020 were 0.84% and 0.90%, respectively. On May 12, 2020, the Related Party Note was amended to extend the maturity date such that the remainder of the principal and accrued interest be due and payable on August 10, 2021. The Related Party Note was secured by the assets of the borrower. Immediately prior to the completion of the Business Combination, the Company entered into a stock repurchase agreement with the holder of the Related Party Note to which the Company repurchased 19,226 shares of
C
ommon
S
tock held by the holder in exchange for settlement of the Related Party Note.
Note 16. Subsequent Events
The Company has evaluated all known subsequent events through November 15, 2021, which is the date these condensed consolidated financial statements were available to be issued, and has determined that no subsequent events have occurred requiring recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of financial condition and results of operations together with the accompanying unaudited condensed consolidated financial statements and the related notes to those statements of Shapeways included elsewhere in this Report and our Current Report relating to the Business Combination (as defined herein) on Form 8-K filed with the SEC on October 5, 2021. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Item 1A. Risk Factors of this Report, actual results may differ materially from those anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Unless otherwise indicated or the context otherwise requires, references in this section to “Shapeways”, the “Company”, “we”, “us”, “our”, and other similar terms refer to Shapeways Holdings, Inc.
Company Overview
On September 29, 2021, as contemplated by the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), the Company consummated the previously announced business combination (the “Business Combination”) by and among our company (formerly known as Galileo Acquisition Corp. (“Galileo”)), Shapeways, Inc., a Delaware corporation (“Legacy Shapeways”), and Galileo Acquisition Holdings Inc., a Delaware corporation and a wholly owned subsidiary of Galileo (“Merger Sub”), pursuant to which Merger Sub was merged with and into Legacy Shapeways, with Legacy Shapeways surviving the merger (the “Merger”). As a result of the Merger, and upon consummation of the Merger and other transactions contemplated by the Merger Agreement, Legacy Shapeways became a wholly-owned, direct subsidiary of Galileo. Upon closing of the Business Combination, we changed our name to Shapeways Holdings, Inc. Results of operations included within this Report pertaining to periods ending prior to the Closing of the Business Combination on September 29, 2021 are those of Legacy Shapeways.
Shapeways is a leading digital manufacturer combining high quality, flexible, on-demand
manufacturing with purpose-built proprietary software to offer customers an end-to-end
digital manufacturing platform on which they can rapidly transform digital designs into physical products. Shapeways’ manufacturing platform offers customers access to high quality manufacturing from start to finish through automation, innovation, and digitization. Shapeways’ proprietary software, wide selection of materials and technologies, and global supply chain lower manufacturing barriers and accelerate delivery of manufactured parts from prototypes to finished end parts.
Shapeways combines deep digital manufacturing
know-how
and software expertise to deliver high quality, flexible
on-demand
digital manufacturing to a range of customers, from project-focused engineers to large enterprises. Digital manufacturing is the complete digitization of the end-to-end
manufacturing process that enables the transition of a digital file to a physical product. Digital manufacturing is well suited for high quality, low volume, complex manufacturing at scale using both traditional manufacturing methods as well as additive manufacturing. Additive manufacturing is well suited for low volume, complex manufacturing due its ability to “add” layer upon layer of material to form complex parts without the need for high cost molds and tooling or wasteful “subtractive” manufacturing processes.
Based in New York City, Shapeways was founded in 2008 and has two manufacturing facilities, one in Long Island City, New York and the other in Eindhoven, the Netherlands. In addition, as of September 30, 2021, Shapeways had over 50 strategic supply chain partners who provide incremental capacity and production technologies to help us scale with customer demand and support us in efficiently launching new materials and manufacturing technologies.
Shapeways supports its customers through the design,
pre-production,
manufacturing, and delivery process across a range of industries, materials, part volumes, and delivery options. Shapeways’ software is deeply integrated with our customers’ workflows and often is mission critical to their businesses. Shapeways believes its manufacturing platform is highly scalable, having delivered to date over 21 million parts to one million customers in over 160 countries. Shapeways’ platform is agnostic as to manufacturing hardware, materials, and design software providers. Today, Shapeways utilizes 11 additive manufacturing technologies to produce parts in more than 90 materials and finishes.
Shapeways uses its proprietary software to automate production that passes through the Shapeways manufacturing platform. Our software supports ordering, part analysis, manufacturing planning, preproduction, and manufacturing. This software enables Shapeways to offer high quality, low-volume,
complex part production. In an environment increasingly focused on mass customization and speed of part delivery, Shapeways’ core competency in low-volume,
high-mix
production at scale appeals to customers.
In 2020, Shapeways launched their software under the brand “Powered by Shapeways” to a limited set of design customers to gain feedback on product market fit. The software enables other manufacturers to leverage Shapeways’ existing end-to-end
manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. Shapeways recently launched the first phase of this offering more publicly under the brand “Otto”. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by Shapeways. Further phases of this software, which are expected to be rolled out over the next two years, will include expanded ordering capabilities and additional end to end functionality to digitize manufacturing processes. Shapeways intends to further commercialize its software as part of its goal to accelerate digital transformation across the manufacturing ecosystem. Shapeways believes its software can transform manufacturers globally by easing the digital transformation by traditional manufacturers, particularly small- to medium-sized
manufacturers that are not able to invest the capital and time necessary to digitize their processes.

Recent Developments
COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. Shapeways business and operations have been adversely affected by the
COVID-19
pandemic, as have the businesses and operations of our customers and the markets in which they operate. The
COVID-19
pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is significant uncertainty around the duration of this disruption and its ongoing effects on our business. While we demonstrated revenue growth for the nine months ended September 30, 2021 as compared to the same period in 2020, management believes growth could have been higher if not for the
COVID-19
pandemic.
The
COVID-19
pandemic has caused us to experience several adverse impacts, including extended sales cycles to obtain new customers, delays in shipping due to closed facilities and travel limitations, reduced customer demand for our products, including lower order values and delays in collecting accounts receivable. In addition, in order to keep our manufacturing facilities operating, we have experienced an increased spend on personal protective equipment (PPE), maintaining facilities, enhanced cleaning and other costs to adhere to
COVID-19
operating rules, including a software application for checking
COVID-19
symptoms of essential personnel. Due to
COVID-19
related disruptions, we have experienced increased logistics costs, such as shipping, and certain of our major materials vendors were unable to fill our orders in a timely manner or at all. Also related to the pandemic, we repurposed our Long Island City manufacturing facility in the spring and summer of 2020 so as to be able to create PPE such as face shields, ventilator parts and hands-free door handles for our essential workers in New York City. A continued or resurgent
COVID-19
pandemic may contribute to facility closures at our facilities, third-party manufacturing partners and key suppliers, particularly in geographies that are experiencing resurgences such as India, which could cause delays and disruptions in manufacturing or otherwise affect our ability to deliver finished products to our customers in a timely manner. Disruptions in the capital markets as a result of the
COVID-19
pandemic may also adversely affect our business if these disruptions continue for a prolonged period and we need to seek additional capital.
Shapeways has taken, and will continue to take, actions to mitigate the impact of the
COVID-19
pandemic on our business. Shapeways is managing the variable portion of its cost structure to better align with revenue, including external marketing spend, which has been significantly reduced during this period of disruption, but began to increase after the first quarter of 2021. Additionally, earlier in the
COVID-19
pandemic, Shapeways had reduced hiring across all departments within Shapeways, but it has resumed hiring at projected levels. Shapeways also implemented other cost-cutting measures such as reducing discretionary spending, reducing our reliance on third-party recruiters and taking advantage of the employer tax credit provisions of the CARES Act.
Shapeways does not yet know the full extent of potential impact on our business and operations. Given the extant uncertainty, Shapeways cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.
Desktop Metal Partnership
In November 2021, as part of its existing strategic partnership with Desktop Metal, Shapeways announced it is expanding Desktop Metal system capacity and capabilities by providing customers access to these solutions at Shapeways’ ISO-9001 manufacturing facilities in both Long Island City, New York and Eindhoven, Netherlands. In addition, Desktop Metal plans to leverage Shapeways’ manufacturing capabilities and purpose-built software platform, Otto, to provide its customers with instant access to fully digitized, end-to-end 3D printing workflows.
Key Factors Affecting Operating Results
Shapeways believe that its performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
Commercial Launch of New Offerings
Shapeways plans to launch several new manufacturing technologies, materials, and finishes. Prior to commercialization, Shapeways must complete testing and manufacturing ramp-up
either in house or through our network of third-party manufacturing partners. Any delays in the successful completion of these steps or the results of testing may impact Shapeways’ ability or the pace at which Shapeways will generate revenue from these offerings. Shapeways released its software offering to third-party manufacturers, which involves additional activities such as creating awareness of the new offering and ensuring the software can interoperate with systems used by potential customers.
Even if Shapeways successfully introduces these new offerings, there is no assurance that they will be accepted by the broader market.

Adoption of Our Digital Manufacturing Solutions
Shapeways believes that the market is shifting toward digitization of manufacturing and approaching an inflection point in the overall adoption of digital manufacturing solutions. Shapeways believes that it is well-positioned to take advantage of this market opportunity across an array of industries due to its platform that combines high-quality, flexible, on-demand
manufacturing with purpose-built proprietary software. Shapeways expects that its results of operations, including revenue and gross margins, will fluctuate for the foreseeable future as businesses continue to shift away from traditional manufacturing processes towards digital manufacturing. The degree to which current and potential customers recognize the benefits of the digitization of manufacturing and the use our solutions in particular will affect our financial results.
Pricing, Product Cost and Margins
To date, the majority of Shapeways’ revenue has been generated by the manufacturing and sales of additively-manufactured end parts.
Shapeways has not generated significant revenue from its planned new offerings. Shapeways expects to further commercialize its software, which we expect will provide those software customers with an end-to-end
software for their manufacturing operations and to expand the manufacturing capabilities that they offer to their customers.
Software and manufacturing pricing may vary due to market-specific supply and demand dynamics, customer size, and other factors. Sales of certain products, such as software, have, or are expected to have, higher gross margins than others. As a result, Shapeways’ financial performance depends, in part, on the mix of offerings Shapeways sells during a given period. In addition, Shapeways is subject to price competition, and its ability to compete in key markets will depend on the success of its investments in its offerings, on cost improvements as well as on its ability to efficiently and reliably introduce cost-effective digital manufacturing solutions for our customers.
Continued Investment and Innovation
Shapeways believes that it is a leader in digital manufacturing solutions, offering high-quality, flexible, on-demand
manufacturing coupled with purpose-built proprietary software. Shapeways’ performance is significantly dependent on the investment we make in our software development efforts and in new digital manufacturing technologies. It is essential that Shapeways continually identifies and respond to rapidly evolving customer requirements, develop and introduce innovative new offerings, enhance existing solutions and generate customer demand for our offerings. Shapeways believes that investment in its digital manufacturing solutions will contribute to long-term revenue growth, but may adversely affect our near-term profitability.
Components of Results of Operations
Revenue
The majority of Shapeways’ revenue results from the sales of products that we manufacture for customers. Manufacturing product revenue is recognized upon shipment of the manufactured product to its customer.
During the nine months ended September 30, 2021 and 2020, approximately 24% and 26% of Shapeways’ revenue was designated as “Marketplace Sales”. This revenue is from Shapeways’ customers who sell their products that Shapeways manufactures for them through Shapeways
e-commerce
website. Sales through this channel are subject to Shapeways’ regular manufacturing fees and also a 3.5% fee on any price markup the customer includes on their product. See Note 4 to the unaudited condensed consolidated financial statements included in this Report.
Shapeways also expects to increase software revenue over time. Software revenue will be recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, Shapeways has not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. In October 2021, the Company publicly launched a limited version of the software to expand our customer base.
Cost of Revenue
Shapeways’ cost of revenue consists of the cost to produce manufactured products and related services. Cost of revenue includes machine costs, material costs, rent costs, personnel costs, and other costs directly associated with manufacturing operations in Shapeways’ factories as well as amounts paid to its third-party contract manufacturers and suppliers. Shapeways’ cost of revenue also includes depreciation and amortization of equipment, cost of spare or replacement machine parts, machine service costs, shipping and handling costs, and some overhead costs. Shapeways expects cost of revenue to increase in absolute dollars in the future.

Once Shapeways commercializes its software offering and if we generate material revenue from sales of its software offering, it will separately recognize the related cost of revenue.
Gross Profit and Gross Margin
Shapeways’ gross profit and gross margin are, or may be, influenced by a number of factors, including:

•	Market conditions that may impact our pricing;

•	Product mix changes between established manufacturing product offerings and new manufacturing product offerings;

•	Product mix changes;

•	Mix changes between products we manufacture in house and through outsourced manufacturers;

•	Shapeways’ cost structure, including rent, materials costs, machine costs, labor rates, and other manufacturing operations costs; and

•	Shapeways’ level of investment in new technologies.
Research and Development
Shapeways’ research and development expenses consist primarily of employee-related personnel expenses, consulting and contractor costs, and SaaS, data center, and other technology costs. Shapeways expects research and development costs will increase on an absolute dollar basis over time as Shapeways continues to invest in our software offering.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third party consultants, marketing costs such as search engine marketing and search engine optimization and other advertising costs, as well as personnel-related expenses associated with our executive, finance and accounting, legal, human resources, and supply chain functions, as well as professional fees for legal, audit, accounting and other consulting services.
Shapeways expects its sales and marketing costs will increase on an absolute-dollar basis as it expands its headcount, initiate new marketing campaigns, and launch its software offering.
Shapeways expects its general and administrative expenses will increase on an absolute-dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for insurance (including director and officer insurance), investor relations, and other administrative and professional services. In addition, Shapeways expects to incur additional costs as we hire additional personnel and enhance its infrastructure to support the anticipated growth of the business.
Interest Expense
Interest expense consists primarily of interest expense associated with Shapeways’ term loan and its bridge loan. At the Closing of the Business Combination, the Company repaid and terminated the term loan in full. Immediately prior to the completion of the Business Combination, the bridge loan was converted into shares of common stock of Legacy Shapeways.
Income Tax (Benefit) Expense
Shapeways files consolidated income tax returns in the United States and in various state jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, we record a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.
Due to Shapeways’ cumulative losses, Shapeways maintains a valuation allowance against our U.S. and state deferred tax assets.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Revenue	$7,716	$8,107	$(391)	(5)%
Revenue for the three months ended September 30, 2021 and 2020 was $7.7 million and $8.1 million, respectively, representing a decrease of $0.4 million, or 5% from the prior year period. The decrease in revenue was attributable to a 16% decrease in products shipped, partially offset by a 13% increase in higher average price per product sold. Shapeways has continued to optimize our pricing algorithm and mix of technology offerings, resulting in this higher average price per product.
Cost of Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of Revenue	$4,055	$4,406	$(351)	(8)%
Cost of revenue for the three months ended September 30, 2021 and 2020 was $4.1 million and $4.4 million, respectively, representing a decrease of $0.4 million, or 8%.
The decrease in cost of revenue was driven primarily by a 16% decrease in part production, partially offset by an 8% increase in cost per item produced.
Selling, General and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended September 30, 2021 and 2020 were $4.4 million and $2.5 million, respectively, representing an increase of $1.9 million, or 77%. The increase in SG&A expenses was primarily due to increase in marketing spending, such as branding and Search Engine Marketing to drive growth, an increase in audit and other spending related to becoming a public company, and an increase in stock-based compensation due to vesting acceleration of certain executives.
Research and Development
Research and development expenses for the three months ended September 30, 2021 and 2020 were $1.7 million and $1.5 million, respectively, representing an increase of $0.2 million, or 10%. The increase in research and development expenses was primarily due to an increase in personnel cost.
Interest Expense
Interest expense for was $0.1 for the three months ended September 30, 2021 and 2020, respectively.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities increased by $5,088 million and resulted in a gain for the three months ended September 30, 2021. The increase related to the decrease in fair value of the Private and Sponsor Warrants assumed pursuant to the Merger.
Income Taxes
The Company did not record an income tax benefit for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Revenue	$25,354	$23,028	$2,326	10%
Revenue for the nine months ended September 30, 2021 and 2020 was $25.4 million and $23.0 million, respectively, representing an increase of $2.3 million, or 10%. The increase in total revenue was primarily attributable to an 11% higher average price per product, partially offset by 1% decrease in products shipped. Shapeways has continued to optimize our pricing algorithm and mix of technology offerings, resulting in this higher average price per product.
Cost of Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of Revenue	$13,271	$13,030	$241	2%
Cost of revenue for the nine months ended September 30, 2021 and 2020 was $13.3 million and $13.0 million, respectively, representing an increase of $0.2 million, or 2%. The increase in cost of revenue was driven primarily by a 3% increase in cost per item produced, partially offset by a 1% decrease in part production.
Selling, General and Administrative
Selling, general, and administrative (“SG&A”) expenses for the nine months ended September 30, 2021 and 2020 were $10.5 million and $8.1 million, respectively, representing an increase of $2.4 million, or 30%. The increase in selling, general and administrative expenses resulted from an increase to personnel cost, marketing spend, advertising, office expense, and audit and other spending related to becoming a public company.
Research and Development
Research and development expenses for the nine months ended September 30, 2021 and 2020 were $4.1 million and $4.3 million, respectively, representing a decrease of $0.2 million, or 4%. The decrease in research and development expenses was primarily due to a decrease in rent expense.
Debt Forgiveness
Debt forgiveness for the nine months ended September 30, 2021 was $2.0 million, relating to our Payroll Protection Program (“PPP”) loan, which we expect to reverse in the period following the closing of the Business Combination when the PPP loan is repaid. We had no debt forgiveness during the nine months ended September 30, 2020.
Interest Expense
Interest expense was $0.4 for the nine months ended September 30, 2021 and 2020, respectively.
Change in fair value of warrant liabilities
Refer to discussion on change in fair value of warrant liabilities during the three months ended September 30, 2021 and 2020 above.
Income Taxes
Income tax benefit was $0.1 million for the nine months ended September 30, 2021. Shapeways received resolution of a tax assessment charge for 2019 in respect of our Dutch subsidiary, resulting in a refund during the nine months ended September 30, 2021, and we had no income tax benefit during the nine months ended September 30, 2020.
Shapeways has provided a valuation allowance for all of its deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. Shapeways continues to assess our future taxable income by jurisdiction based on its recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on its business and its forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that Shapeways is able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of its existing valuation allowances may occur.
Non-GAAP
Financial Information
In addition to Shapeways’ results determined in accordance with GAAP, Shapeways believes that Adjusted EBITDA, a non-GAAP
financial measure, is useful in evaluating our operational performance. Shapeways uses this non-GAAP
financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. Shapeways believes that this non-GAAP
financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
Shapeways defines Adjusted EBITDA as net income (loss) excluding debt forgiveness, interest expense, income taxes, depreciation and amortization expense, and change in fair value of warrant liabilities. In the future, Shapeways expects to report Adjusted EBITDA with an additional adjustment for stock based compensation expense.
Shapeways believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing and capital expenditures and provides investors with a means to compare its financial measures with those of comparable companies, which may present similar non-GAAP
financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA Shapeways may incur future expenses similar to those excluded when calculating these measures. In addition, Shapeways’ presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring
items.
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Shapeways compensates for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate Shapeways’ business.
The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$2,552	$(450)	$4,125	$(2,920)
Debt forgiveness	—	—	(2,000)	—
Interest expense	126	141	407	444
Depreciation and amortization	33	37	100	113
Change in fair value of warrant liabilities	(5,088)	—	(5,088)	—
Income tax benefit	—	—	(71)	—

Adjusted EBITDA	$(2,377)	$(272)	$(2,527)	$(2,363)

Liquidity and Capital Resources
Shapeways has incurred a net loss in each of its annual reporting periods since its inception. As of September 30, 2021, Shapeways had $90.1 million in cash and cash equivalents and $0.1 in restricted cash. Up until the Business Combination, Shapeways primarily obtained cash to fund its operations through preferred stock offerings and debt instruments.
Since inception through closing of the Business Combination, Shapeways has received cumulative net proceeds from the sale of its preferred and common stock of approximately $110 million to fund its operations.

In October 2018, Shapeways entered into a five-year, $5.0 million term loan. Interest is calculated using the Wall Street Journal Prime rate plus 25 basis points, payable monthly in arrears. If its domestic cash falls below $2.5 million, Shapeways will be in default under the loan agreement. In connection with this loan, Shapeways is also subject to periodic reporting requirements, and the lender has a first priority lien on all assets. Repayment terms included interest only payments for 12 months. Shapeways negotiated a three-month principal payment deferment in the second quarter of 2020 due to
COVID-19.
Shapeways paid off this term loan in connection with the closing of the Business Combination.
In June 2019, Shapeways received a $5.0 million bridge loan from existing investors, which bore interest at 8% annually. The loan converted into Shapeways’ Series E Preferred Stock at a price per share equal to the Series E liquidation preference immediately prior to the closing of the Business Combination.
In May 2020, Shapeways received loan proceeds in the amount of approximately $2.0 million under the PPP. The PPP, established as part of the CARES Act, provided for loans to qualifying businesses. Although the PPP loan has been forgiven, Shapeways intends to repay the loan in its entirety in the period after the closing of the Business Combination.
In September 2021, we consummated the Business Combination which provided gross proceeds resulting from the Merger and PIPE Investment of approximately $28.1 million and $75.0 million, respectively, to Shapeways’ balance sheet, for a total of approximately $86.8 million in net proceeds after transaction costs.
Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. In November 2021, we paid $3.5 million to Desktop Metal for equipment received, and has a commitment to place purchase orders for another
$16.5 million
of equipment and materials under the
MOU by or before December 31, 2021.
Shapeways believes that its current cash and cash equivalents will be sufficient to meet its working capital needs for the twelve months following the issuance date of its unaudited condensed consolidated financial statements included within this Report. Its ability to transition to more profitable operations is dependent upon achieving a level of revenue adequate to support its evolving cost structure. If events or circumstances occur such that Shapeways does not meet its operating plan as expected, Shapeways will be required to reduce corporate overhead or other operating expenses, which could have an adverse impact on its ability to achieve intended business objectives or obtain additional financing. If Shapeways anticipates that its actual results will differ from its operating plan, Shapeways believes it will have sufficient capabilities to enact cost savings measures to preserve capital. There can be no assurance that Shapeways will be successful in implementing its business objectives, however, Shapeways believes that external sources of funding will be available in such circumstances.
As of the date of this Report, we believe our existing cash resources are sufficient to support planned operations for the next 12 months. Shapeways expects to continue to incur net losses in connection with its ongoing activities, particularly as Shapeways invests in hiring, growth-related operating expenditures, and capital expenditures in respect of new digital manufacturing technologies. Additionally, Shapeways may engage in future acquisitions.
Cash Flow Summary for the nine months ended September 30, 2021 and 2020
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(2,250)	$(2,854)
Ned cash used in investing activities	(125)	(23)
Net cash provided by financing activities	83,945	1,182

Net change in cash and cash equivalents and restricted cash	$81,570	$(1,695)

Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $2.3 million, primarily resulting from net loss of $4.1 million, reduced by non-cash
charges of $5.2 million, including $2.0 million of
non-cash
debt forgiveness and $5.1 million of
non-cash
change in fair value of warrant liabilities, partially offset by $0.7 million of non-cash
lease expense, $0.8 million of stock-based compensation expense and $0.4 million of depreciation and amortization; and a decrease in operating assets and liabilities of $1.2 million.

During the nine months ended September 30, 2020, net cash used in operating activities was $2.9 million, primarily resulting from net loss of $2.9, reduced by non-cash
charges of $2.5 million, including $1.6 million of
non-cash
lease expense, $0.5 million of stock-based compensation expense and $0.4 million of depreciation and amortization; and a decrease in operating assets and liabilities of $2.4 million.
Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $0.13 million resulting from the purchase of property and equipment.
During the nine months ended September 30, 2020, net cash used in investing activities $0.02 million resulting from the purchase of property and equipment.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $83.9 million primarily resulting from the effect of the Merger, (net of transaction costs) of $86.8 million, partially offset by repayments of loans payable of $3.5 million.
During the nine months ended September 30, 2020, net cash provided by financing activities was $1.2 million resulting primarily from proceeds from loans payable of $2.0 million, partially offset by repayments of loans payable of $0.9 million.
Contractual Obligations and Commitments
See Note 9, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 included elsewhere in this Report for further discussion of Shapeways’ commitments and contingencies.
Off-Balance
Sheet Arrangements
Shapeways has no
off-balance
sheet arrangements and does not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
Critical Accounting Policies and Significant Estimates
Shapeways’ discussion and analysis of financial condition and results of operations are based upon its unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of Shapeways’ accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Shapeways periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end
reporting requirements. These judgments and estimates are based on its historical experience (where available), current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in its judgments, the results could be materially different from Shapeways’ estimates. Shapeways believes the following critical accounting policies requires significant judgments and estimates in the preparation of its consolidated financial statements:
Revenue Recognition
Shapeways recognizes revenue from sale of products (both direct sales and marketplace sales) upon transfer of control, which is generally at the point of shipment.
Shapeways’ software contracts with customers often include promises to transfer multiple software elements to the customer. Revenue from sale of software may be recognized over the life of the associated software contract or as services are performed, depending on the nature of the services being provided. Judgment is required to determine the separate performance obligations present in a given contract, which Shapeways has concluded are generally capable of being distinct and accounted for as separate performance obligations. Shapeways uses standalone selling price (“SSP”) to allocate revenue to each performance obligation. Significant judgment is required to determine the SSP for each distinct performance obligation in a contract.
Shapeways provides a platform for shop owners to sell their products to customers through Shapeways’ marketplace website. Shapeways receives a 3.5% markup fee from the shop owner upon the sale of any products through the marketplace. Shapeways handles the financial transaction, manufacturing, distribution and customer service on behalf of the shop owners. Shapeways is responsible for billing the customer in this arrangement and transmitting the applicable fees to the shop owner. Shapeways assesses whether it is responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third party as an agent. Judgment is applied to determine whether Shapeways is the principal or the agent by evaluating whether it has control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that Shapeways considers include whether it has the primary responsibility for fulfilling the promise to provide the specified product or service to the customer and whether it has inventory risk prior to transferring the product or service to the customer. Shapeways has the responsibility to fulfill the promise to provide the specific good or service on behalf of the shop owners to the customer. In addition, Shapeways has inventory risk before the specific good or service is transferred to a customer. As such, Shapeways is deemed the principal and shall recognize revenue on a gross basis for the price it charges to the shop owner for each product or service.
Stock-Based Compensation
Shapeways has applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718
Compensation-Stock Compensation
to account for the stock-based compensation for employees and non-employees.
Shapeways recognizes compensation costs related to stock options granted to employees and non-employees
based on estimated fair value of the award on the date of grant.
Prior to the Business Combination, the estimated fair value of Shapeways’ common shares has historically been determined by a third party appraisal. Subsequent to the Business Combination, Shapeways determines the fair value of the common stock based on the closing market price on the date of grant. Shapeways uses the Black-Scholes option pricing model to estimate the fair value of options granted which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions include the expected volatility of our stock price. Developing this assumption requires the use of judgment. Shapeways, both prior to and after the Merger, lacks historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of representative companies from the additive manufacturing industry. Shapeways uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as Shapeways does not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees and non-employees.
Shapeways utilizes a dividend yield of zero based on the fact that Shapeways has never paid and are not expected to pay cash dividends. The risk-free interest rate used for each grant is an interpolated rate to match the term assumption based on the U.S. Treasury yield curve as of the valuation date.
Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB’s ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Private Warrants and Sponsor Warrants were estimated using a Binomial Lattice Model.
Recent Accounting Pronouncements
Refer to Note 2 of Shapeways’ unaudited condensed consolidated financial statements found elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Because we are a “smaller reporting company” as defined in Rule
12b-2
of the Securities Exchange Act of 1934 we are not required to provide the information under this item.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure.
In accordance with Rules
13a-15(b)
under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, which is the end of the three-month period covered by this Quarterly Report on Form
10-Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2021, we completed the Business Combination with Galileo, and the internal controls of Shapeways, Inc. became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination.
There have been no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s consolidated financial position or results of operations as of the date of this Report.
Item 1A. Risk Factors
Our Current Report on Form 8-K, filed with the SEC, on October 5, 2021, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. There have been no material changes in the risk factors that appear in our Current Report on Form 8-K, other than those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Our actual results may be significantly different from our projections, estimates, targets, or forecasts.
Our projections, estimates, targets, and forecasts are forward-looking statements that are based on assumptions that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. In November 2021, Shapeways revised its projected revenues for 2021 from $38.0 million to a range of $32.5 to $33.5 million. While all projections, estimates, targets and forecasts are necessarily speculative, we believe that the preparation of prospective financial information involves increasingly higher levels of uncertainty the further out the projection, estimate, target, or forecast extends from the date of preparation. The assumptions and estimates underlying the projected, expected, or target results are inherently uncertain and are subject to a wide variety of significant business, economic, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those contained in such projections, estimates, targets and forecasts. Our projections, estimates, targets and forecast should not be regarded as an indication that Shapeways or its representatives, considered or consider the financial projections, estimates, targets to be a reliable prediction of future events.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

3.2	Bylaws of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

4.1	Certificate of Corporate Domestication of Galileo Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260387), filed with the SEC on October 20, 2021).

10.1	Amendment to Share Escrow Agreement, dated as of September 29, 2021, by and among Galileo Acquisition Corp., Galileo Founders Holdings, L.P., Continental Stock Transfer & Trust Company, as escrow agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.2	First Amendment to Registration Rights Agreement, dated September 29, 2021, by and among Galileo Acquisition Corp., Galileo Founders Holdings, L.P. and the investors party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.3	Registration Rights Agreement, dated September 29, 2021, by and among Galileo Acquisition Corp. and the investors party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.4	Shapeways Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.5	Shapeways Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.6	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Greg Kress (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.7	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Jennifer Walsh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.8	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Miko Levy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: November 15, 2021	By: /s/ Jennifer Walsh
Jennifer Walsh
Chief Financial Officer
(Principal Financial and Accounting Officer)