Form 10-K
period 2021-12-31
Shapeways Holdings, Inc.
filed 2022-03-31
CIK 1784851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares of Galileo Acquisition Corp. (the former name of the registrant), other than shares held by persons who may be deemed to be affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the New York Stock Exchange, was approximately $138,138,000 million.

On September 30, 2021, the registrant’s common stock and warrants began trading on the New York Stock Exchange under the symbols “SHPW” and “SHPW WS,” respectively.

As of March 28, 2022 the registrant had 48,845,322 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company”, “Shapeways,” “we,” “us” or “our”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on information available as of the date of this Report and on the current expectations, forecasts and assumptions of the management of the Company, involve a number of judgments, risks and uncertainties and are inherently subject to changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed, contemplated or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part I, Item 1A: “Risk Factors” may not be exhaustive.

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

EXPLANATORY NOTE

On September 29, 2021 (the “Closing Date”), we consummated the transactions contemplated by that certain Agreement and Plan of Merger and Reorganization, dated April 28, 2021 (the “Merger Agreement”), by and among Galileo Founders Holdings, L.P., Galileo Acquisition Corp., a Cayman Islands exempted company (“Galileo”), our predecessor, Galileo Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Galileo (“Merger Sub”), and Shapeways, Inc., a Delaware corporation (“Legacy Shapeways”), whereby Merger Sub merged with and into Legacy Shapeways, the separate corporate existence of Merger Sub ceasing and Legacy Shapeways being the surviving corporation and a wholly owned subsidiary of Shapeways (the “Merger”).

Further, on the Closing Date, as contemplated by the Merger Agreement, Galileo filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Galileo was domesticated and continued as a Delaware corporation, changing its name to “Shapeways Holdings, Inc.” (the “Domestication” and, together with the Merger, the “Business Combination”).

The Business Combination has been accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (the “Reverse Recapitalization”). Under this method of accounting, Galileo has been treated as the “acquired” company for financial reporting purposes. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization presented in this Report are those of Legacy Shapeways.

Item 1.	Business.

Company Overview

Shapeways is a leading digital manufacturer combining high quality, flexible on-demand manufacturing with purpose-built proprietary software to offer customers an end-to-end digital manufacturing platform on which they can rapidly transform digital designs into physical products. Our manufacturing platform offers customers access to high quality manufacturing from start to finish through automation, innovation and digitization. Our proprietary software, wide selection of materials and technologies, and global supply chain lower manufacturing barriers and accelerate delivery of manufactured parts from prototypes to finished end parts. We combine deep digital manufacturing know-how and software expertise to deliver high quality, flexible on-demand digital manufacturing to a range of customers, from project-focused engineers to large enterprises.

We have two manufacturing facilities, one in Long Island City, New York and the other in Eindhoven, the Netherlands. In addition, as of December 31, 2021, we had over 40 strategic supply chain partners who provide incremental capacity and production technologies to help us scale with customer demand and support us in efficiently launching new materials and manufacturing technologies. Approximately 38% of our revenue in 2021 was manufactured through those strategic outsource supply chain partners.

We support our customers through the design, pre-production, manufacturing and delivery process across a range of industries, materials, part volumes and delivery options. Our software is deeply integrated with our customers’ workflows and often is mission critical to their businesses. We believe our manufacturing platform is highly scalable, having delivered over 23 million parts to one million customers in over 175 countries as of December 31, 2021. Our platform is agnostic as to manufacturing hardware, materials and design software providers. As of December 31, 2021, we utilize 11 additive manufacturing technologies to produce parts in approximately 100 materials and finishes.

We use our proprietary software to automate production that passes through our manufacturing platform. Our software supports ordering, part analysis, manufacturing planning, pre-production and manufacturing. This software enables us to offer high quality, low-volume, complex part production. In an environment increasingly focused on mass customization and speed of part delivery, our core competency in low-volume, high-mix production at scale appeals to customers.

In 2020, we launched a software offering to a limited set of design customers to gain feedback on product market fit. The software enables other manufacturers to leverage our existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Our software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. We launched the first phase of our SaaS offering more broadly under the brand Otto in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. Further phases of this software, which are expected to be rolled out over the next two years, will include expanded ordering capabilities and additional end to end functionality to digitize manufacturing processes. We intend to further commercialize our software as part of our goal to accelerate digital transformation across the manufacturing ecosystem. We believe our software can transform manufacturers globally by easing the digital transformation of traditional manufacturers, particularly small- to medium-sized manufacturers that are not able to invest the capital and time necessary to digitize their processes.

Our Strategy

The key elements of our strategy for growth are:

•	Expand Materials Offering. Our materials portfolio has historically been focused on polymers. We will continue to expand our polymers offerings while adding capabilities in industrial metals,

composites and ceramics. We believe that by expanding our materials capabilities and offering a comprehensive and innovative materials portfolio, we will be able to unlock additional opportunities in key markets such as industrial, medical, automotive and aerospace.

•

Build a Diverse, Global Customer Base. Our customers today include businesses of all sizes, ranging from small and medium enterprises to Fortune 500 organizations, and span many industries, including aerospace, robotics, consumer products, architecture, gaming, jewelry and medical devices. We have historically served customers based largely in North America and Europe, but we believe there is considerable opportunity to expand into other markets, including Asia, in particular, given the significant levels of manufacturing output in countries such as China, Japan, South Korea, Taiwan and India. We aim to leverage our supply chain partners globally to help us serve customers in areas in which we currently do not have a geographic footprint. As we continue to add customers, we may consider adding our own manufacturing capabilities to serve customers outside of North America and Europe.

•

Expand Within and Beyond Additive Manufacturing. We will continue to expand our reach within additive manufacturing through new hardware and materials capabilities. We also plan to expand into other digital manufacturing technologies such as computer numerical control, injection molding and sheet metal, all of which are generally suited to complex, low-volume part production. As our customers scale in volume, they often graduate into these traditional methods; therefore, we believe adding these capabilities will allow us to capture a larger portion of customer spend and grow with our customers’ needs. We plan to leverage our outsourced supply chain partners to support these manufacturing capabilities while we focus our internal manufacturing capabilities on additive manufacturing.

•

Further Commercialize Software Offering. We believe there are opportunities to expand revenue from our software offering. In 2020, we deployed software offerings to certain design customers to test the software with the goal of creating a gray-labeled version of this software that we can license to other manufacturers. We launched the first phase of this offering more broadly under the brand Otto in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. We believe that offering this software to other manufacturers will enable us to generate future revenue.

•

Target Strategic M&A and Partnership Opportunities. The manufacturing industry is highly fragmented, with many digital additive manufacturers focused on specific geographies, end-markets, hardware technologies and materials, but many of these manufacturers have not implemented software to fully digitize their manufacturing process and complete their digital transformation. We plan to grow inorganically by acquiring companies that we believe can help us accelerate our investment in new hardware, materials, and finishing capabilities, as well as new geographies and vertical markets. We believe our expertise in both software and manufacturing makes us well positioned to evaluate such opportunities as they become available.

Our Competitive Strengths

•

High quality, flexible on-demand manufacturing with proprietary purpose-built software. Our manufacturing platform adjusts to customers’ needs to optimize for speed, cost and quality. Our platform is designed to be highly configurable to meet the needs of our customers and suited for industrial-grade, high quality, low-volume, complex one-part production at scale. We offer high quality, flexible on-demand manufacturing services to deliver finished end parts to our customers in days instead of the weeks or months that are required by traditional manufacturers.

•

Platform scalability and quick adaptability to market shifts. We do not depend on the success of any one hardware provider, manufacturing technology, or materials vendor. Our software is designed to be highly configurable and integrate easily with new hardware technologies and materials allowing us to adapt and shift in market changes. We expect to continue adding new hardware providers, manufacturing technologies and materials. We believe that we will benefit from the innovation in hardware and materials across the additive manufacturing market, which will allow us to offer even more materials to our customers.

•

Enabling platform adoption across customer types and industries. Our customer base is diversified across sizes, industries and geographies. Unlike hardware providers, we have the opportunity to capture business from small to medium sized manufacturers that are unlikely to invest the capital required to deploy and support their own digital manufacturing capabilities.

•

Experienced management team with strong investor support. Our leadership team has decades of category and operational experience, including our engineering, sales and manufacturing teams. We have a proven history in successfully operating and scaling businesses with experience in both technology and manufacturing. Investors with deep domain expertise have supported our business, providing resources and knowledge in the development of our end-to-end digital manufacturing platform and underlying software.

Our Platform

Shapeways Digital Manufacturing Platform

We offer a broad set of digital manufacturing tools and services to help customers innovate faster, lower costs and scale more efficiently. Our end-to-end digital manufacturing platform is differentiated through three key areas, design, production, and scale and is powered by our proprietary, purpose-built software:

•

Design. We provide our customers with advanced design technology and services to help correct and optimize their files to enable successful manufacturability. Through our software and in-house experts, we assist with file optimization, file correction, material and technology consultation, and prototyping. We also review digital files so they are optimized for materials, strength, structure, and cost, working closely with our customers to ensure quality and end-user satisfaction. Finally, we offer custom rapid-prototyping services that can accelerate product development by allowing our customers to iterate designs both virtually and physically prior to production.

•

Production. Through our digital manufacturing platform, our customers have access to numerous innovative additive manufacturing hardware technologies and materials. We built our platform with process visibility and quality in mind, and we offer our customers the ability to track production via real-time dashboards. Our manufacturing technology is able to deliver thousands of unique parts per day with the ability to track by machine, material, operator, and process. Our production capabilities include 11 hardware technologies and approximately 100 materials and finishes. We offer advanced finishing, including painting, polish, chemical treatment, color and metal plating, as well as performance and fit testing, quality checks and assembly for finished end-parts. We also offer custom-branded packing and fulfillment. Shapeways has high quality, low-volume production with a 30-day average of approximately 98% on-time delivery globally with less than a 1% customer complaint rate for the year ended December 31, 2021. By shipping products directly to our customers’ end customers, we can help reduce the potential for issues related to order fulfillment. The table below shows 10 common materials offered by Shapeways and the 10 types of technologies that are used to manufacture end parts using the material, in each case as of December 2021.

Name	Material	Technology
Accura 60, Accura Xtreme, Accura Xtreme 200, Grey Primed SLA	Accura 60, Accura Xtreme, Accura Xtreme 200, LT9000	SLA
MJF Plastic PA12, PA12GB, Polypropylene	Nylon 12, Nylon 12 Glass Bead Filled, Polypropylene	MJF
PA11, TPU, Versatile Plastic, Nylon 6 Mineral Filled , Arnite® T AM1210	Nylon 11, Thermoplastic Polyurethane, Nylon 12, Nylon 6 Mineral Filled, PBT	SLS

Name	Material	Technology
Multi-Color Polyjet	Vero	Polyjet
Stainless Steel 316L, Stainless Steel 17-4PH, 4140 Steel, Copper	Stainless Steel 316L, Stainless Steel 17-4PH, 4140 Steel, Copper	BMD
High Definition Full Color, Fine Detail Plastic	Mimaki MH-100, Visijet M3 Crystal	Material Jetting
BHDA, Ultracur3D® RG 35, 5015 Elastomeric Shore A 70, 3843 Tough HDT80, 3172 Tough High Impact	R5 Gray, Ultracur3D® RG 35, 5015 Elastomeric Shore A 70, 3843 Tough HDT80, 3172 Tough High Impact	DLP
EPU 40, RPU 70, UMA 90	Elastomeric Polyurethane, Rigid Polyurethane, Urethane Methacrylate	DLS
Aluminum	Aluminum	DMLS
Steel, Stainless Steel 316L	420 Steel / Bronze (60:40),Stainless Steel 316L, Stainless Steel 17-4PH, Gypsum	Binder Jetting
Bronze, Brass, Copper, Gold Plated Brass, Gold, Platinum, Rhodium Plated Brass, Silver	Wax Casting	Casting

•

Scale. Our Application Programming Interface (“API”) integrations allow us to easily scale and grow with our customers’ businesses. With our API integrations, customers can seamlessly integrate custom websites or web applications into our platform, enabling them to efficiently scale and leverage our fulfillment capability. We also have integrations with leading third party e-commerce providers, allowing our customers who sell consumer-facing goods to connect their stores directly to our platform. Further, our customers have access to our service and support teams, who provide them with deep domain expertise in digital manufacturing technology, materials and production processes.

Shapeways Proprietary, Purpose-Built Software

Our ability to deliver high quality, flexible on-demand manufacturing is powered by our proprietary, purpose-built software. That software enables us to fully digitize the end-to-end manufacturing workflow, including:

Ordering. Our software enables customized order intake allowing our customers to offer secure upload and immediate pricing through automated configuration of model, material, finish, and fulfillment requirements. Our software provides order management to simplify manufacturing status monitoring, sales tracking, and repeat ordering. Files that are uploaded can be saved to a digital inventory, allowing the customer to facilitate future orders.

Analysis. Currently approximately 80% of files that are uploaded to our platform must be revised for successful manufacturability. Our software provides automated printability analysis, including file correction and optimization, and can automatically correct common issues with 3D models. If the file is determined to be unprintable based on model geometry, past print successes, and material guidelines, our software enables automated workflows to communicate feedback and printability issues with the customer and offer them paths for resolution.

Planning. Our software enables production planning across a supply chain network, including both our internal manufacturing facilities and external supply chain outsource partners. Our software automates the assignment and allocation of orders through the supply chain using smart demand allocation, based on cost, manufacturing capacity, part specification, geography, and fulfillment speed.

Pre-Production. Our software includes manufacturing preparation technology, 2D and 3D tray planning, and machine integration. This allows for optimized asset utilization, materials usage, and machine capacity utilization.

Manufacturing. Our software includes technology that spans production, asset monitoring, material monitoring, traceability, post-production processes, and certification. This includes robust tools to monitor all steps of the manufacturing process and enable continuous iterations and improvements to adjust to emerging technologies and capabilities. Our platform connects directly with additive manufacturing hardware, providing an integrated platform for monitoring production, maintenance, and printer status across both internal manufacturing and outsource supply chain capabilities. We provide full historical logging capabilities, capturing key touch points from pre-print to production to reduce machine downtime and enable gross profit margin improvements.

Our software also supports post-production processes, inspection, and assembly. This enables us to incorporate custom workflows, including improved quality assurance processes and assembly instructions. Our quality assurance feedback process creates a feedback loop between customers and manufacturers to achieve optimal product standards.

Our software enables global distribution and delivery of finished products direct to the end customer. We ship efficiently via a distribution center network and shipping service integrations. Our customer service team has deep domain expertise in additive manufacturing technology, materials, and production processing and offers end-to-end support to both customers and their end customers.

Commercializing Shapeways Software, Otto

We believe the full capabilities of our proprietary, purpose-built software will enable software customers to leverage our end-to-end manufacturing software and manufacturing capability to scale their business and shift to digital manufacturing. Through Otto, software customers can leverage our technology for capabilities such as file-upload, instant pricing, custom checkout, file optimization and manufacturing fulfillment. Software customers can also leverage our software platform to launch new hardware or materials offerings. This solution provides our software customers with the ability to maintain their branding while also providing them access to our end-to-end manufacturing software for their own manufacturing needs.

Otto enables improved customer accessibility, increased productivity and expanded manufacturing capabilities. It is our belief that Shapeways software will be useful to other manufacturers in some of the following ways:

•

Improved Accessibility. Our software can shift manufacturers online enabling them to improve customer accessibility. Moving offline processes online enables more streamlined quoting and ordering process, clear communication with the customer through the process, and improved customer visibility to the end-to-end manufacturing process.

•

Increased Productivity. Our software digitizes the process from ordering through delivery, creating significant efficiencies in the end-to-end manufacturing process. This removes manual steps in the process, minimizes unnecessary labor costs, and increases manufacturing throughput.

•

Expanded Capabilities. Our software will enable customers to expand their manufacturing hardware and material capabilities by leveraging our internal manufacturing capabilities and outsourced supply chain partners. This will enable software customers to expand their manufacturing capabilities and capture more customer share of wallet, without having to invest in hardware.

Customers

We have delivered over 23 million parts to over one million customers in over 175 countries through 2021. A key component of our growth has been our relationships with our customers, which has led to a high level of repeat revenue. In 2021, approximately 89% of our revenue came from customers we acquired prior to 2021, of which one customer accounted for approximately 23% of our revenue, and the remaining revenue came from customers we acquired in 2021. Our customers range from small- and medium-sized enterprises to Fortune 500 companies and are diversified across a range of industries. Shapeways supports customers’ manufacturing needs from design, prototyping, optimization, and finished part production. We expect to expand our customer base to include additional software customers as we continue to roll out further phases of Otto over the next two years.

Research and Development

Our research and development efforts are focused primarily on software development and the evaluation of new manufacturing technologies and materials to add to the Shapeways digital manufacturing platform, both internally and through our supply chain partners. The digital manufacturing landscape is evolving quickly, with new technologies and materials being brought to market at an increasingly rapid pace. Our research and development, operations and supply chain teams have deep relationships with the leading hardware and materials providers, allowing us to stay current on new technologies coming to market. Our research and development team regularly evaluates opportunities in new technologies and materials across a range of factors including customer demand, technology maturity, and production workflow. Additionally, our research and development team work closely with hardware original equipment manufacturers (“OEMs”) and materials providers to ensure production quality and efficiency for our customers.

Sales and Marketing

Historically, Shapeways has been a self-service digital manufacturing platform growing through our customers and through organic customer acquisition. We are focused on direct sales and marketing efforts to both expand our customer base and retain our existing customer base. We have strong brand recognition due to our long-standing relationships with hardware OEMs and materials providers, who have also served as channels for customer acquisition. Our marketing strategy has historically focused on inbound marketing, and we plan to expand our outbound efforts, primarily focused on larger potential customers and expanding our reach in key verticals.

Our marketing strategies are focused on supporting sales growth by driving awareness of digital manufacturing and of our platform. We develop comprehensive sales and marketing content, tools, and campaigns, often in parallel with our partner network. Our internal marketing team develops content specifically aimed for both corporate executives and engineers in multiple formats such as case studies, newsletters, and webinars in order to facilitate sales and customer engagement. We regularly release communications through trade press and attend industry events and conferences to augment our vertical market strategy and build strategic relationships.

Manufacturing and Suppliers

Our manufacturing capabilities include two ISO 9001 compliant facilities in Long Island City, New York and Eindhoven, the Netherlands, as well as a network of outsource supply chain partners, all of which are managed through our proprietary software platform. Our outsource supply chain partners focus on overflow capacity to help us meet peak demand, as well as support us in efficiently launching new materials and technologies on our platform. Our internal manufacturing and supply chain teams collaborate closely with our outsource supply chain partners to ensure production quality.

We source and purchase manufacturing equipment from the leading hardware providers in the additive manufacturing ecosystem, such as 3D Systems, Carbon, EnvisionTec, EOS, ExOne, Formlabs, HP, Origin, Prodways and Desktop Metal Inc. (“Desktop Metal”). We source materials from these hardware providers as well as from leading chemicals companies such as BASF, DSM/Covestro, and Henkel. As the hardware and materials landscape continues to evolve, we expect to partner with additional hardware and materials providers, either by bringing their capabilities in house or by outsourcing to our supply chain partners.

In November 2021, as part of our existing strategic partnership with Desktop Metal, we began providing our customers access to Desktop Metal system capacity and capabilities at our manufacturing facilities. In addition, Desktop Metal announced it would leverage Shapeways’ manufacturing capabilities and purpose-built software platform, Otto, to provide its customers with access to fully digitized, end-to-end 3D printing workflows.

Our Competition

The industry in which we operate is fragmented and competitive. We compete for customers with a range of digital manufacturing platforms, including Materialise NV, Proto Labs, Inc., service bureaus, digital manufacturing brokers, and small local manufacturers. We believe we are differentiated from our competitors as we provide solutions that combine proprietary software and digital manufacturing capabilities.

In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:

•	Wide range of plastic materials offerings;

•	Growing portfolio of metals offerings with ability to supply new materials as they become available;

•	Part quality and consistency across over 23 million parts;

•	Serving a broad range of customers and industries;

•	End-to-end digital manufacturing solution from design and repair to production and distribution;

•	Proprietary software platform to streamline customer operations;

•	Strategic ecosystem of partner integrations; and

•	Opportunity to expand to traditional manufacturing capabilities and capture more customers’ share of wallet.

Intellectual Property

Our ability to drive innovation in the digital manufacturing market depends in part upon our ability to protect our core technology and software know-how. We attempt to protect our intellectual property rights through a combination of patent, trademark, domain names, copyright and trade secret laws, as well as through contractual provisions and restrictions on access to our proprietary technology which includes both nondisclosure and invention assignment agreements with our consultants and employees and non-disclosure agreements with our vendors and business partners. While unpatented research, development, know-how and engineering skills are important to our business, we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property. Our existing patents are expected to expire between 2031 through 2038.

As of December 31, 2021, we owned 15 issued patents, including 8 United States patents and 7 issued foreign patents. Shapeways’ patents and patent applications are directed to proprietary technology used in mass customization design tools, part costing, evaluating manufacturability, manufacturing planning, and the manufacturing process.

We have registered “Shapeways” as a trademark in Australia, Canada, China, the European Union, India, Israel, Japan, New Zealand, Singapore, South Korea, Taiwan, the United Kingdom, and the United States.

Seasonality

Our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonal reductions in business activity among our customers, particularly during the summer months in Europe.

Human Capital

At Shapeways, we hold ourselves accountable for upholding our corporate responsibility and sustainability practices. “ROW” is the theme of our values, meaning we all contribute individually, but we will only succeed working as a team to achieve company goals. It is also an acronym for our individual values that are exemplified in what we do and how we do it:

•	Raise the Bar: For ourselves, our teams, and our products.

•	Over Communicate: Go above and beyond to keep each other informed.

•	Win Together: Enable and support each other on the pathway to success.

Workforce Demographics

As of December 31, 2021, we had 152 employees, including 98 in the United States and 54 in the Netherlands. We also regularly use independent contractors and other temporary employees to supplement our regular staff. We believe that our future success will depend partly on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.

We are an equal opportunity employer, and we believe that having a diverse workforce drives innovation and resilience. Gender and ethnic diversity, inclusion, and performance go hand in hand. Our workforce is comprised of engineers, technicians, salespeople, and business professionals, of which 35% were racially diverse as of December 31, 2021.

The success of our business is fundamentally connected to our employees and their well-being. We are committed to the health, safety, and wellness of our employees around the globe. We provide our employees with a wide range of benefits, including benefits directed to their health, safety, and long-term financial security. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our employees to work remotely as appropriate, while implementing significant safety measures designed to protect the health of anyone entering our facilities.

Total Rewards

A competitive total rewards program is integral to our success, which depends considerably on our ability to attract and retain highly engaged employees in a dynamic and changing business environment.

We review base compensation for non-executive employees semiannually, and we review equity, benefits, and perquisites annually. To do so, we analyze many factors, including individual and corporate performance, managers’ feedback, and market data from third-party compensation surveys.

Diversity, Equity, and Inclusion (DEI)

We believe it is important to foster a culture of belonging and acceptance, and to create a workplace environment free of bias. To do this we are dedicated to driving DEI efforts from committees composed of employees and management of all levels dedicated to creating business case initiatives championing our diversity strategy and have set a 2022 company goal of increasing diversity hires by 50% compared to 2021. We also hold annual employee, board, and contractor trainings on DEI matters.

Engagement

Having a highly engaged workforce is necessary for retaining talent and ensuring the continued success of our organization. To do so, we continually gather employee feedback both internally through employee lifecycle surveys (onboarding, satisfaction, pulse, and exit) and externally (Glassdoor). We analyze the data throughout the year to identify our strengths and weaknesses, patterns, and issues. Our goal is to focus on continuous improvement, whether by growing our areas of strength or improving where we are weakest.

Learning and Development

We invest in our employees through on-the-job training. We provide all employees with a membership to an online learning platform on their first day, where they have access to thousands of business, creative, and technology courses free of charge.

Semi-annually we request employees provide feedback on their career goals and aspirations. These surveys focus on employees’ current skills and knowledge and identify skills gaps and areas of interest for further development. Our human resources team analyzes the responses and collects managers’ input to create individual development plans for every employee.

Product Responsibility

We strive to foster a community and marketplace where our customers can convert their ideas into reality. However, that range of expression has its limits. As such, we implement a weapons and content policy to prevent the manufacture of products that are dangerous or obscene. Examples of prohibited content include guns, gun parts, and models that represent or endorse hate speech.

Employees throughout the sales and production process are trained to identify and reject problematic models. Our manufacturing partners are also required to comply with this policy and inform Shapeways of any non-complying products.

Workplace Safety

We are committed to creating a safe, secure, and healthy work environment for our employees. Our focus is on reducing significant safety risks and driving a strong safety culture through communication, awareness, and visible leadership. To assist in achieving this commitment, we provide safety trainings and necessary personal protective equipment (“PPE”) at all facilities. We monitor injury and illness health and safety metrics across our organization to continually evaluate our safety programs to meet the needs of our teams.

Environmental

We strive to maximize recycling in our facilities. We recycle metal, plastic, and paper. The minimal hazardous waste streams are handled by reputable third party providers. Beyond this, we have introduced several materials offerings that are plant-based and have high recycling rates within our manufacturing process. One of the benefits of 3D printing is that additive manufacturing uses only the material needed to produce the final part, and as a result there is substantially less production waste than with traditional manufacturing.

Facilities

Our corporate headquarters is located in New York, New York. We lease a 25,000 square foot manufacturing facility in Long Island City, and the lease expires in January 2023. We lease another 18,837 square foot facility in Eindhoven, Netherlands, and the lease of this facility expires in September 2024. We believe that our facilities are adequate for our current needs and, should the company need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Government Regulations

We are subject to various laws, regulations and permitting requirements of federal, state, and local authorities, including related to environmental, health and safety, anti-corruption, and export controls. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.

Prior to utilizing Shapeways’ services, all Shapeways customers must agree to Shapeways Terms and Conditions wherein, among other things, customers warrant that any files they upload are their original creation and not copied from any third party or entity. The Shapeways Terms and Conditions also contain additional legal safeguards protecting Shapeways from intellectual property infringement by its customers, such as their acknowledgement of their compliance with all applicable laws, rules and regulations and their indemnification of Shapeways for any claims resulting from their infringement of any third party intellectual property.

In addition to the Shapeways Terms and Conditions, Shapeways implements other safeguards and policies to eliminate or reduce exposure to third party intellectual property infringement. Specifically, Shapeways utilizes a keyword filter that screens all product listings for specific terms prior to the listings’ publication on the Shapeways marketplace. The keyword filter screens terms (i) related to products where Shapeways has observed substantial prior unauthorized intellectual property use, and (ii) added upon request by certain intellectual property rights holders who have sent Shapeways notices under the Digital Millennium Copyright Act (“DMCA”). The keyword filter is periodically updated. Once a listing has been flagged by Shapeways’ keyword filter, the listing enters into a queue for manual review by Shapeways’ content review team and/or the legal department. The content review team and/or the legal department reviews the listing for unauthorized use of intellectual property.

The primary intellectual property-related statute that applies to Shapeways’ business is the DMCA, which, among other things, provides a copyright safe harbor for online service providers and a formal procedure for submitting copyright takedown notices. The takedown procedure consists of six requirements which establish the proper standing of the individual or organization providing notice, and specify the infringing and infringed material. Once a proper DMCA takedown notice is received, Shapeways promptly removes the content and informs the customer of the takedown notice that Shapeways received. The customer then has an opportunity to file a counter notice to reinstate the content. Although there is no DMCA equivalent for trademarks, Shapeways applies a similar takedown procedure for those instances.

Environmental Matters

We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal, and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air, or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials, and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain operations.

The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the Toxic Substances Control Act and Regulation (EC) No 1907/2006 of the European Parliament and of the Council of 18 December 2006 concerning the Registration, Evaluation, Authorisation and Restriction of Chemicals. These laws and regulations require the evaluation and registration of some chemicals that we ship along with, or that form a part of, our systems and other products.

Export and Trade Matters

We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters related to additive manufacturing. Some of our products are already more tightly controlled for export, and other of our products may in the future become more tightly controlled for export. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our website at investors.shapeways.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission, or the SEC. The information on, or that can be accessed through, our website is not part of this report. We have included our website address as an inactive textual reference only. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Shapeways, that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

•	We have a history of losses and may not achieve or maintain profitability in the future.

•	We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

•	The digital manufacturing industry is a relatively new and emerging market and it is uncertain whether it will gain widespread acceptance.

•	We derive a significant portion of our revenue from business conducted outside the U.S. and are subject to the risk of doing business outside the United States.

•	If we fail to grow our business as anticipated, our revenues, gross margin, and operating margin will be adversely affected.

•	If our new and existing solutions and software do not achieve sufficient market acceptance, our financial results and competitive position will decline.

•	Our attempts to expand our business into new markets and geographies may not be successful.

•	An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

•	Our issuance of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.

•	Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

•	Our operating results and financial condition may fluctuate on a quarterly and annual basis.

•	Our stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

•	If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

•	Failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

•

Interruptions to or other problems with our website user interface, information technology systems, manufacturing processes, or other operations could damage our reputation and brand and substantially harm our business and results of operations.

•

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products, or services. We may not realize the anticipated benefits of such investments and integration of these investments may disrupt our business and divert management attention.

•	The loss of one or more key members of our management team or personnel could harm our business.

•	We may not timely and effectively scale and adapt our platform, processes, and infrastructure across materials, technologies, markets and software to expand our business.

•	Our actual results may be significantly different from our projections, estimates, targets, or forecasts.

Risks Related to Our Business

We have a history of losses and may not achieve or maintain profitability in the future.

We experienced net income (loss) of $1.8 million and $(3.2) million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $112.8 million. We believe we may incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, and sales and marketing programs. These investments may not result in increased revenue or growth in our business.

We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Part I, Item 1A: “Risk Factors,” and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

The digital manufacturing industry in which we operate is fragmented and competitive. We compete for customers with a wide variety of manufacturers, including those that use digital manufacturing and/or 3D printing equipment. Exclusivity arrangements in the digital manufacturing industry are uncommon; we have few exclusivity arrangements with our customers. Some of our existing and potential competitors are researching, designing, developing, and marketing other types of offerings that may render our existing or future services obsolete, uneconomical or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution, and other resources than we do, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets, any of which may enable them to compete effectively against us. For example, a number of companies that have substantial resources have announced that they are beginning digital manufacturing initiatives, which will further enhance the competition we face.

We cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change, demand for our offerings may decline, and our operating results may suffer.

The digital manufacturing industry is a relatively new and emerging market and it is uncertain whether it will gain widespread acceptance.

The emergence of the digital manufacturing industry is a relatively recent development, and the industry is characterized by rapid technological change. We have encountered and will continue to encounter challenges experienced by growing companies in a market subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in digital manufacturing technology, changes in customer requirements and preferences, and the emergence of new standards, regulations, and certifications could adversely affect adoption of our products either generally or for particular applications. If the digital manufacturing industry does not gain widespread acceptance, our business will be adversely affected.

If we fail to grow our business as anticipated, our revenues, gross margin, and operating margin will be adversely affected.

Over the next several years we will attempt to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing, and sales efforts. These investments include dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investment, our revenues and profitability will be adversely affected.

Our ability to effectively manage our growth will also require us to enhance our operational, financial, and management controls and infrastructure, human resources policies, and reporting systems. These will require significant investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.

If our new and existing solutions and software do not achieve sufficient market acceptance, our financial results and competitive position will decline.

We launched our software under the brand “Powered by Shapeways” in 2020 to a limited set of design customers and launched the first phase of this offering more broadly under the brand Otto in the fourth quarter of 2021. We plan to roll out further phases of this software over the next two years. We have not derived significant revenue from sales of our software to date, and we may never be successful in doing so. If our software offerings do not achieve widespread acceptance, if our rollouts do not advance on the expected timeframe, or if there is lower than anticipated demand for our software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected.

Our attempts to expand our business into new markets and geographies may not be successful.

We seek to grow our business through, among other things, expanding our digital manufacturing capabilities into new markets and expanding our offerings into new geographies, including through acquisitions. Our efforts to expand our offerings into new markets, including industrial, medical, automotive, and aerospace markets, and new geographies may not succeed. These attempts to expand our business increase the complexity of our business, require significant levels of investment, and can strain our management, personnel, operations, and systems. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition, and results of operations.

We may be unable to consistently manufacture our customers’ designs to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level and this could adversely affect our service availability, delivery, reliability, and cost.

As we continue to grow and introduce new materials and as our customers’ designs become increasingly sophisticated, it will become more difficult to provide products in the necessary quantities to meet customer expectations. We cannot assure you that we or our third-party manufacturers will be able to continue to consistently achieve the product specifications and quality that our customers expect. Any future unforeseen manufacturing problems, such as equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition, and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime or fail to timely deliver manufactured products to customers. If we fail to meet contractual terms with our customers, including terms related to time of delivery and performance specifications, we may be required to replace defective products and may become liable for damages, even if manufacturing or delivery was outsourced.

Our commercial contracts generally contain product warranties and limitations on liability and we carry liability insurance. However, commercial terms and our insurance coverage may not be adequate or available to protect our company in all circumstances, and we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition.

Our success depends on our ability to deliver services that meet the needs of customers and to effectively respond to changes in our industry.

Our business may be affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions by our competitors, and the emergence of new technologies, any of which could render our existing and proposed offerings and proprietary technology obsolete. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. Furthermore, in order to enable continuous deep integrations with our customers, we must continually update our platform so that it can interoperate with other software and systems used by our customers. We believe that to remain competitive we must continually enhance and improve the functionality and features of our services and technologies. However, there is a risk that we may not be able to:

•	Develop or obtain leading technologies useful in our business;

•	Enhance our existing software products;

•	Develop new services and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of materials diversity;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;

•	Successfully manage frequent introductions and transitions of technology and software; or

•	Recruit or retain key technology employees.

If we are unable to meet changing technology and customer needs, or if we fail to successfully integrate new and upgraded software, our competitive position, revenue, results of operations, and financial condition could be adversely affected.

Failure to attract, integrate and retain additional personnel in the future could harm our business and negatively affect our ability to successfully grow our business.

To support the continued growth of our business, we must effectively recruit, hire, integrate, develop, motivate, and retain additional new employees. High demand exists for senior management and other key personnel (including technical, engineering, product, finance, and sales personnel) in the digital manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel and some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research and development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new offerings or new applications for existing offerings. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

All of our U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

Changes in the mix of the offerings we provide may impact our gross margins and financial performance.

Our financial performance may be affected by the mix of offerings we sell during a given period, and we may experience significant quarterly fluctuations in revenues, gross profit margins, or operating income or loss due to the impact of the mix of offerings, channels, or geographic areas in which we sell our offerings. Our offerings are sold, and will continue to be sold, at different price points. Sales of certain of our offerings have, or are expected to have, higher gross margins than others. If our offerings mix shifts into lower gross margin offerings, and we are not able to sufficiently reduce the engineering, production, and other costs associated with those offerings or substantially increase the sales of our higher gross margin offerings, our profitability could be reduced. In addition, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs.

We may experience significant delays in the roll out of our digital manufacturing solutions, and we may be unable to successfully commercialize manufacturing solutions on our planned timelines.

Some of our digital manufacturing solutions have not been widely released, including our planned “gray-label” platform offering. There are often delays in the testing, manufacture, and commercial release of new solutions, and any delay in the process could materially damage our brand, business, growth prospects, financial condition, and operating results. Even if we successfully complete the testing of new solutions, they may not achieve widespread commercial success for a number of reasons, including:

•	misalignment between the solutions and customer needs;

•	lack of innovation of the solutions;

•	failure of the solutions to perform in accordance with the customer’s industry standards;

•	ineffective distribution and marketing;

•	delay in obtaining any required regulatory approvals;

•	unexpected production costs; or

•	release of competitive products.

We may not timely and effectively scale and adapt our platform, processes, and infrastructure across materials, technologies, markets, and software, to expand our business.

A key element to our growth strategy is the ability to scale our existing platform quickly and efficiently across different materials, technologies, and other applications. This will require us to timely and effectively scale and adapt our existing platform, technology, processes, and infrastructure to expand our business. We recently began offering software as a service and plan to roll out further phases of this software over the next two years, but may not succeed in doing so. Similarly, our manufacturing technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of customers as our business continues to grow. We may not succeed in scaling our business, and any failure in our ability to timely and effectively scale our platform, technology, processes, and infrastructure could damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.

We rely on our collaborations and commercial agreements with third-party additive manufacturing hardware and material providers for many of our manufacturing solutions.

Our ability to deliver manufacturing solutions to our customers and expand our manufacturing capabilities that include new hardware technologies and materials such as industrial metals, is dependent on obtaining digital manufacturing hardware and materials from third-party manufacturers. Delays in readiness, capabilities and availability of technologies, hardware and materials may limit our ability to provide manufacturing capabilities to our customers according to our plan. We have historically focused on manufacturing for customers needing products based in polymers, launching new technologies and materials will require new skills, time, and inherent risks. The success of our business may also depend, in part, on the performance and operations of third-party digital manufacturing hardware and material providers and their suppliers, over which we do not have control. We cannot assure you that our efforts in securing collaboration and commercial relationships will be successful or that we will achieve the anticipated benefits of our collaboration.

Our failure to meet our customers’ speed and quality expectations would adversely affect our business and results of operations.

We believe many of our customers are facing increased pressure from global competitors to be first to market with their finished products, often resulting in a need for quick turnaround of custom parts. We believe our ability to quickly quote, manufacture, and ship high-quality custom parts has been an important factor in our results to date. There are no guarantees we will be able to meet customers’ increasing expectations regarding quick turnaround time and quality, especially as we increase the scope of our operations. If we fail to meet our customers’ expectations in any given period, our business and results of operations will likely be adversely affected.

Our customers are often price sensitive and if our pricing algorithm produces pricing that fails to meet our customers’ price expectations or insufficiently accounts for our costs to deliver our offerings, our business and results of operations may be adversely affected.

Demand for our services is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. We use algorithms to determine how to price customer orders. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly.

If we fail to meet our customers’ price expectations in any given period, demand for our offerings could decline. If our pricing algorithms do not function reliably, we may incorrectly price offerings for our customers, which could result in loss and cancellation of orders and customer dissatisfaction or cause projects to lose money.

Any of these events could result in a material and adverse effect on our business, results of operations, and financial condition.

Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, less predictability in completing some of our sales, and extended payment terms. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the lengthier amount of time for large customers to evaluate and test our platform prior to making a purchase decision and placing an order, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, larger organizations may demand more customization, which would increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. A portion of these customers may purchase our services on payment terms, requiring us to assume a credit risk for non-payment in the ordinary course of business. If we fail to effectively manage these risks associated with sales to large customers, our business, financial condition, and results of operations may be affected.

We derive a significant portion of our revenue from business conducted outside the U.S. and are subject to the risk of doing business outside the United States.

We manufacture offerings for customers in more than 175 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 16 countries. In 2021, we derived approximately 38% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.

Risks and uncertainties we face from our global operations include:

•	difficulties in staffing and managing foreign operations;

•	limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our offerings or work with suppliers or other third parties;

•	potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;

•	foreign currency exchange risk;

•	costs and difficulties of customizing offerings for foreign countries;

•	challenges in providing solutions across a significant distance, in different languages, and among different cultures;

•	laws and business practices favoring local competition;

•	being subject to a wide variety of complex foreign laws, treaties, and regulations and adjusting to any unexpected changes in such laws, treaties, and regulations;

•

specific and significant regulations, including the European Union’s General Data Protection Regulation, or GDPR, which imposes compliance obligations on companies who possess and use data of EU residents;

•	uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;

•	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;

•	tariffs, trade barriers, sanctions, and other regulatory or contractual limitations on our ability to sell or develop our offerings in certain foreign markets;

•	operating in countries with a higher incidence of corruption and fraudulent business practices;

•	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices, and data privacy concerns;

•	supply chain disruptions, which may be exacerbated by the conflict between Russia and Ukraine and the ongoing COVID-19 pandemic;

•	potential adverse tax consequences arising from global operations;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•	rapid changes in government, economic, and political policies and conditions; and

•

political or civil unrest or instability, regional or larger scale conflicts or geo-political actions, including war or other military conflicts, terrorism or epidemics, and other similar outbreaks or events.

In addition, digital manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to digital manufacturing technologies and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals to deliver our services in the global market.

Our failure to effectively manage the risks and uncertainties associated with our global operations could limit the future growth of our business and adversely affect our business and operating results.

Our growth strategy includes exploring strategic partnerships, and we may not be able to establish or maintain such strategic partnerships on terms favorable to us or at all.

Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in note 3 to our consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of December 31, 2021, we paid $4.5 million to Desktop Metal for equipment, materials and services received, and placed purchase orders for another $15.5 million of equipment, materials and services. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful. Additionally, there is no definitive agreement setting forth the terms of this strategic partnership, and it could be altered or cancelled at any time by Desktop Metal, which could adversely affect our business.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we are unable to raise additional capital, our financial condition could be adversely affected and we may not be able to execute our growth strategy.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

As part of our growth strategy, we may acquire or make investments in other businesses, patents, technologies, products, or services. We may not realize the anticipated benefits of such investments and integration of these investments may disrupt our business and divert management attention.

Our business strategy includes growing our business through acquisitions. We may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost, or if regulatory authorities prevent such transaction from being consummated. Historically, we have not consummated any acquisitions, and our lack of prior experience may adversely affect the success of future acquisitions. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions.

If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets, or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•	diversion of management’s attention from their day-to-day responsibilities;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	problems integrating the purchased business, products or technologies;

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing shareholders, incur indebtedness, assume contingent liabilities, or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions will also require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could also face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We will also be required to record goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period.

Achieving the expected returns and synergies from future acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions, and personnel of these businesses into our offering lines in an efficient and effective manner. We cannot assure you that we will be able to do so, that any acquired businesses will perform at the levels and on the timelines anticipated by our management, or that we will be able to obtain these synergies. In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing business.

Errors or defects in our software or products we manufacture could cause us to incur additional costs, lose revenue and business opportunities, damage our reputation and expose us to potential liability.

Sophisticated software and complex manufactured products may contain errors, defects, or other performance problems at any point in the life of the product. If errors or defects are discovered in our current or future software or in the products we manufacture for customers, we may not be able to correct them in a timely manner, or provide an adequate response to our customers. We may therefore need to expend significant financial, technical, and management resources, or divert some of our development resources, in order to resolve or work around those defects. We may also experience an increase in our service and warranty costs. Particularly in the medical sector, errors or defects in our software or products could lead to claims by patients against us and our customers and expose us to lawsuits that may damage our and our customers’ reputations. Claims may be made by individuals or by classes of users. Our product liability and related insurance policies may not apply or sufficiently cover any product liability lawsuit that arises from defective software or products. Customers such as our collaboration partners may also seek indemnification for third party claims allegedly arising from breaches of warranties under our collaboration agreements.

Errors, defects or other performance problems in our software or products we manufacture may also result in the loss of, or delay in, the market acceptance of our platform and digital manufacturing services. Such difficulties could also cause us to lose customers and, particularly in the case of our largest customers, the potentially substantial associated revenue which would have been generated by our sales to companies participating in our customer’s supply chain. Technical problems, or the loss of a customer with a particularly important global reputation, could also damage our own business reputation and cause us to lose new business opportunities.

Workplace accidents or environmental damage could result in substantial remedial obligations and damage to our reputation.

Accidents or other incidents that occur at our manufacturing service centers and other facilities or involve our personnel or operations could result in claims for damages against us. In addition, in the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition, and results of operations and could adversely affect our reputation.

We depend on our largest customer for a substantial portion of our revenue.

Our largest customer accounted for approximately 23% of our revenue for the year ended December 31, 2021. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.

We have manufacturing service centers in Eindhoven, the Netherlands and Long Island City, New York. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflict between Russia and Ukraine), consequences owing to the COVID-19 pandemic, or otherwise, we would be unable to fulfill customer orders for the period of the disruption, we would not be able to recognize revenue on orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.

We could experience unforeseen difficulties in building and operating key portions of our manufacturing infrastructure.

We have designed and built our own manufacturing operations and other key portions of our technical infrastructure through which we manufacture products for customers, and we plan to continue to expand the size of our infrastructure through expanding our digital manufacturing facilities. The infrastructure expansion we may undertake may be complex, and unanticipated delays in the completion of these projects or availability of materials may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products.

Our business depends in part on our ability to process a large volume of new part designs from a diverse group of customers and successfully identifying significant opportunities for our business based on those submissions.

We believe the volume of new part designs we process and the size and diversity of our customer base give us valuable insight into the needs of our prospective customers. We utilize this industry knowledge to determine where we should focus our development resources. If the number of new part designs we process or the size and diversity of our customer base decrease, our ability to successfully identify significant opportunities for our business and meet the needs of current and prospective customers could be negatively impacted. In addition, even if we do continue to process a large number of new part designs and work with a significant and diverse customer base, there are no guarantees that any industry knowledge we extract from those interactions will be successfully utilized to help us identify significant business opportunities or better understand the needs of current and prospective customers.

Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could adversely affect our business and reputation.

Our business, brand, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn, with respect to our software as a service (“SaaS”) offering, Otto, depend upon the availability of the internet and our third-party service providers. We rely on third party data center facilities operated by Amazon Web Services (“AWS”) located in the United States to host our main servers. In addition to AWS, some of our services are housed in third-party data centers operated by Digital Realty in the United States and EcoRacks in Eindhoven. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks, war or other military conflict, and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors, or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism, and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. These and other similar events beyond our control could negatively affect the use, functionality, or availability of our services.

Any damage to, or failure of, our systems, or those of our third-party providers, could interrupt or hinder the use or functionality of our services. Impairment of or interruptions in our services may reduce revenue, subject us to claims and litigation, cause customers to terminate their contracts, and adversely affect our ability to attract new customers. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Our business will also be harmed if customers and potential customers believe our services are unreliable.

Interruptions to or other problems with our website user interface, information technology systems, manufacturing processes, or other operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, security, and availability of our websites and interactive user interface, information technology systems, manufacturing processes, and other operations are critical to our reputation and brand, and our ability to effectively service customers. Any interruptions or other problems that cause any of our websites, interactive user interface, or information technology systems to malfunction or be unavailable, or negatively impact our manufacturing processes or other operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem, and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war or other military conflict, break-ins and security breaches, contract disputes, labor strikes and other workforce related issues, capacity constraints due to an unusually large number of customers accessing our websites or ordering parts at the same time, and other similar events. In addition, due to the conflict between Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these customers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing, and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying, and rectifying problems with these aspects of our systems is to a large extent outside of our control.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

If we are unable to retain customers at existing levels, sell additional services to our existing customers, or attract new customers, our revenue growth will be adversely affected.

To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their purchasing on terms favorable to us. We may not meet our customers’ expectations. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our platform generally. If our efforts to sell additional solutions to our customers are not successful, our business and growth prospects may suffer. Additionally, our future revenue depends in part on our ability to turn our pipeline customers into actual customers. Pipeline customers may fail to accept our offerings, choose our competitors’ offerings, or otherwise not turn into customers. If we are not able to turn pipeline or other prospective customers into customers, or customers that provide significant revenues, our business and growth prospects could be adversely affected.

The loss of one or more key members of our management team or personnel could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and other key personnel, including, in particular, our executive officers. Our executive team is critical to the management of our business and operations, as well as to the development of our strategy. Members of our senior management team may resign at any time. The loss of the services of any members of our senior management team could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other offerings, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. There is no assurance that if any senior executive leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.

In particular, the loss of the services of Greg Kress, our Chief Executive Officer, could severely damage our business and prospects for growth. Mr. Kress is subject to a non-competition agreement and a proprietary information and inventions agreement which include restrictive covenants. We cannot assure you that if Mr. Kress were to breach these restrictive covenants a court would enforce them and enjoin him from engaging in activities in violation thereof. The loss of Mr. Kress’ services could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other offerings, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan, and consequently could have a materially adverse effect on our business, results of operations and financial condition.

Our current levels of insurance may not be adequate for our potential liabilities.

We maintain insurance to cover our potential exposure for most claims and losses, including potential product and non-product related claims, lawsuits, and administrative proceedings seeking damages or other remedies arising out of our commercial operations. However, our insurance coverage is subject to various exclusions, self-retentions, and deductibles. We may be faced with types of liabilities that are not covered under our insurance policies, such as environmental contamination or terrorist attacks, or that exceed our policy limits. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on our financial condition.

In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, and our existing policies may be cancelled or otherwise terminated by the insurer. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process.

The COVID-19 pandemic has adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.

The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and may impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States and Netherlands, and each of these geographies has been affected by the outbreak and its variants and has taken measures to try to contain it, resulting in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future and any such disruptions could materially adversely affect our business. The impact of the pandemic on our business has included and could in the future include:

•	disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions;

•	temporary closures or reductions in operational capacity of our or third party manufacturing facilities;

•	reductions in our capacity utilization levels;

•

temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions (which may be exacerbated by war or other military conflict), which adversely affect our ability to procure sufficient inventory to support customer orders;

•	temporary shortages of skilled employees available to staff manufacturing facilities due to shelter-in- place orders and travel restrictions within as well as into and out of countries;

•	restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures;

•	increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;

•	delays or limitations on the ability of our customers to perform or make timely payments;

•	reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns;

•

workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers, and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities and suspending employee travel); and

•	our management team continuing to commit significant time, attention, and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.

The global spread of COVID-19 and its variants also has created significant macroeconomic uncertainty, volatility, and disruption, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital, and ability to access the capital markets. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets, or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.

Global economic conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent declines in the global economy, volatility in the financial services sector and credit markets, continuing geopolitical uncertainties, and other macroeconomic factors all affect the spending behavior of potential customers.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors, or other third parties on which we rely. If third parties are unable to supply us with required materials or otherwise assist us in operating our business, our business could be harmed.

For example, the conflict between Russia and Ukraine and the possibility of a trade war between the United States and China may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.

Our actual results may be significantly different from our projections, estimates, targets, or forecasts.

Any projections, estimates, targets, and forecasts we may provide from time to time are forward-looking statements that are based on assumptions that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. While all projections, estimates, targets and forecasts are necessarily speculative, we believe that the preparation of prospective financial information involves increasingly higher levels of uncertainty the further out the projection, estimate, target, or forecast extends from the date of preparation. The assumptions and estimates underlying the projected, expected, or target results are inherently uncertain and are subject to a wide variety of significant business, economic, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those contained in such projections, estimates, targets and forecasts. Our projections, estimates, targets and forecast should not be regarded as an indication that Shapeways or its representatives, considered or consider the financial projections, estimates, targets to be a reliable prediction of future events.

Risks Related to Our Industry

If demand for our services does not grow as expected, or if market adoption of digital manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.

The industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve digital manufacturing technology, is undergoing a shift towards digital manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of digital manufacturing technologies or our offerings may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards digital manufacturing. If digital manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or if the marketplace adopts digital manufacturing technologies developed by our competitors, we may not be able to increase or sustain the level of sales of our services, and our operating results would be adversely affected as a result.

We could face liability if our digital manufacturing solutions are used by our customers to print dangerous objects.

Customers may use our digital manufacturing systems to print parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that 3D printers were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our offerings, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our services. While we have never printed weapons on any printers in our offices, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon printed by a customer using one of our offerings.

Risks Related to Intellectual Property and Infrastructure

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. Our failure to expand our intellectual property portfolio could adversely affect the growth of our business and results of operations.

We may incur substantial expense and costs in protecting, enforcing, and defending our intellectual property rights against third parties. Intellectual property disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from providing our services to our customers, subject us to injunctions prohibiting or restricting our sale of our services, or require us to redesign our services, causing severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our offerings. Any of these could have an adverse effect on our business and financial condition.

Patent applications in the United States and most other countries are confidential for a period of time until they are published, and the publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, the nature of claims contained in unpublished patent filings around the world is unknown to us, and we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications or that we were the first to file patent applications covering such inventions. Furthermore, it is not possible to know in which countries patent holders may choose to extend their filings under the Patent Cooperation Treaty or other mechanisms.

In addition, we may be subject to intellectual property infringement claims from individuals, vendors and other companies, including those that are in the business of asserting patents, but are not commercializing products or services in the field of digital manufacturing, or our customers may seek to invoke indemnification obligations to involve us in such intellectual property infringement claims. Furthermore, although we maintain certain procedures to screen items we manufacture on behalf of customers for infringement on the intellectual property rights of others, we cannot be certain that our procedures will be effective in preventing any such infringement. Any third-party lawsuits or other assertion to which we are subject, alleging infringement of trademarks, patents, trade secrets or other intellectual property rights either by us or by our customers may have a significant adverse effect on our financial condition.

We may not be able to adequately protect or enforce our intellectual property rights, which could impair our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, licenses, trademarks, and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use, or disclose our technologies and processes or invent around our patents. We cannot assure you that any of our existing or future patents will not be challenged or invalidated in court or patent office proceedings that could be time-consuming, expensive, and distract us from the operating our business. In addition, competitors could circumvent our patents by inventing around them. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents corresponding to our United States patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer services similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower revenue or gross margin, which would adversely affect our business and results of operation.

Our digital manufacturing software contains third-party open-source software components. Our use of such open- source software may expose us to additional risks and harm our intellectual property and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our offerings.

Our digital manufacturing software contains components that are licensed under so-called “open source,” “free,” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public; however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. In line with what we believe is standard practice among technology companies, we leverage open source software in the development in our internal software. Open source software is commonly used as a foundation which we develop upon, allowing us to customize the software based on our specific needs. This enables faster development of software, with higher quality, supported by a larger community of developers. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs, or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

We store confidential customer information in our systems that, if breached or otherwise subjected to unauthorized access, may harm our reputation or brand or expose us to liability.

Our system stores, processes, and transmits our customers’ confidential information, including the intellectual property in their part designs, credit card information, and other sensitive data. We rely on encryption, authentication, and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation, and liability that would substantially harm our business and operating results. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our existing and prospective customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand and could cause the loss of customers.

A real or perceived defect, security vulnerability, error, or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation, and expose us to liability.

Our business relies on software products which are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. As the use of our platform expands, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures and we may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems, which could require us to allocate significant research and development and customer support resources to address these problems and divert the focus of our management and research and development teams. See “Risks Related to Our Business Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could adversely affect our business and reputation.”

Any inefficiencies, security vulnerabilities, errors, defects, technical problems, or performance failures with our software, internal applications, and systems could reduce the quality of our services or interfere with our customers’ (and their users’) products, which could negatively impact our brand and reputation, reduce demand, lead to a loss of customers or revenue, adversely affect our results of operations and financial condition, increase our costs to resolve such issues, and subject us to financial penalties and liabilities under our service level agreements. Any limitation of liability provisions that may be contained in our customer agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our software offering entails the risk of liability claims, which could be substantial in light of the use of our software offering in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

Risks Related to Our Legal and Regulatory Environment

We are subject to environmental, health, and safety laws and regulations related to our operations and the use of our digital manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

We are subject to domestic and foreign environmental laws and regulations governing our manufacturing operations, including, but not limited to, emissions into the air and water and the use, handling, disposal, and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations and requirements, we could also be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end- users. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake extensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative, or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture, or dispose of), property damage, or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances, could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition, and results of operations and could adversely affect our reputation.

The export of our offerings internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the United States Toxic Substances Control Act and the Registration, Evaluation, Authorization, and Restriction of Chemical Substances. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our offerings and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.

The cost of complying with current and future environmental, health, and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition, and results of operations.

Our business involves the use of hazardous materials, and we must comply with environmental, health, and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the controlled storage, use, and disposal of hazardous materials. We and our suppliers are subject to federal, state, and local as well as foreign laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that the safety procedures utilized by us and our suppliers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state, federal, or foreign authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected and our reputation and brand may be harmed.

Regulation in the areas of privacy, data protection, and information security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.

We collect personally identifiable information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with privacy laws in the United States, Europe, and elsewhere, including GDPR in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, or CCPA, which was enacted on June 28, 2018 and became effective on January 1, 2020. California has already adopted a new law, the California Privacy Rights Act of 2020, or CPRA,

that will substantially expand the CCPA effective January 1, 2023. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, which emulates the CCPA and CPRA in many respects, and proposals for comprehensive privacy and data security legislation are advancing in several other states. A patchwork of differing state privacy and data security requirements may increase the cost and complexity of operating our business and increase our exposure to liability.

These laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations, and reputation.

As privacy, data use, and data security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in this area in the United States and in the Netherlands in which we operate.

We are subject to U.S. and foreign anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal, and administrative penalties and harm our reputation.

We have partners in a number of countries throughout the world, including countries known to have a reputation for corruption. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, and the Crimea Region of Ukraine. In addition, our offerings are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our offerings. In recent years, the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future offerings may be subject to these heightened regulations, which could increase our compliance costs.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of NYSE. The requirements of these rules and regulations have increase our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet these standards, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to maintain the same or similar coverage. These factors may also make it difficult for us to attract and retain qualified independent members of our Board of Directors.

As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible than they have been in the past, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We are required to comply with certain requirements of the Sarbanes-Oxley Act, and will be required to comply with additional such requirements following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, which could be as early as our next fiscal year. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company, and requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation, document our controls, and perform testing of our key controls over financial reporting to allow management certify on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. When we cease to be an “emerging growth company,” we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations. Deficiencies in our internal control over financial reporting may be found that may be deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources and could harm investor confidence in our business.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Galileo; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We have chosen and may continue to choose to take advantage of certain of the available exemptions for emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Risks Relating to Ownership of Our Common Stock

An active, liquid trading market for our common stock may not be sustained.

Our common stock is listed on the NYSE under the symbol “SHPW”. However, we cannot assure you that an active trading market for our common stock will be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither Shapeways nor any market maker has control. The lack of an active and liquid trading market would likely have a material adverse effect on the market price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing equity and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Our issuance of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. Additional shares of our common stock may also be issued upon exercise of outstanding stock options and warrants to purchase our common stock. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, including in connection with the expiration of lock-up restrictions, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Furthermore, shares of our common stock reserved for future issuance under our equity plans may become available for sale in the future. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our operating results and financial condition may fluctuate on a quarterly and annual basis.

Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Both our business and the digital manufacturing industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:

•	the degree of market acceptance of digital manufacturing and, specifically, our services;

•	our ability to compete with competitors and new entrants into our markets;

•	the mix of offerings that we sell during any period;

•	the timing of our sales and deliveries of our offerings to customers;

•	the geographic distribution of our sales;

•	changes in our pricing policies or those of our competitors, including our response to price competition;

•	changes in the amount that we spend to develop and manufacture new technologies;

•	changes in the amounts that we spend to promote our services;

•	expenses and/or liabilities resulting from litigation;

•	delays between our expenditures to develop and market new or enhanced solutions and the generation of revenue from those solutions;

•	unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;

•	disruptions to our information technology systems;

•	general economic and industry conditions that affect customer demand;

•	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers, and operations; and

•	changes in accounting rules and tax laws.

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our digital manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. Additionally, for our more complex solutions, which may require additional facilities investment, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition.

Due to the foregoing factors, and the other risks discussed in this Part I, Item 1A: “Risk Factors,” you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

Our stock price has been and may continue to be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our common stock has been and may continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our services;

•	future announcements concerning our business, our customers’ businesses, or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act or a “smaller reporting company”;

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect the manufacturing industry generally or Shapeways specifically;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges, or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•

changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war or other military conflicts, and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock continues to be low. As a result, you may suffer a loss on your investment.

If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that third-party securities analysts publish about us and the industry in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.

We do not expect to pay any cash dividends for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends, and other factors that our Board of Directors may deem relevant. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.

Delaware law and provisions in our charter and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

Our charter, bylaws, and Delaware law contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of Shapeways or changes in Shapeways that our management or stockholders may deem advantageous. Among other things, our charter and bylaws include the following provisions:

•	a classified board of directors so that not all members of our Board of Directors are elected at one time;

•	permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;

•	provide that directors may only be removed for cause and only by a super majority vote;

•	require super-majority voting to amend certain provisions of our charter and any provision of our bylaws;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, our Board of Directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of our charter, bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our charter provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our charter or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, if an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel.

Our charter provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the foregoing choice of forum provision.

This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our charter provides further that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a 25,000 square foot manufacturing facility in Long Island City, and the lease expires in January 2023. We lease another 18,837 square foot facility in Eindhoven, Netherlands, and the lease of this facility expires in September 2024. We believe that our facilities are adequate for our current needs and, should the company need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants are listed on the NYSE under the symbols “SHPW” and “SHPW WS,” respectively. Prior to the consummation of the Business Combination, Galileo’s ordinary shares and warrants were listed on the NYSE under the symbols “GLEO” and “GLEO WS,” respectively. Prior to the consummation of the Business Combination, there was no public market for the common stock of Shapeways, Inc.

Holders

As of March 28, 2022, there were 150 holders of record of our common stock and 14 holders of record of our warrants. We believe a substantially greater number of beneficial owners hold shares of common stock or warrants through brokers, banks or other nominees.

Dividends

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Use of Proceeds

None.

Item 6. Selected Financial Data.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended December 31, 2021. This discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto set forth in Part I, Item 8 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Company Overview

Shapeways is a leading digital manufacturer combining high quality, flexible, on-demand manufacturing with purpose-built proprietary software to offer customers an end-to-end digital manufacturing platform on which they can rapidly transform digital designs into physical products. Our manufacturing platform offers customers access to high quality manufacturing from start to finish through automation, innovation, and digitization. Our proprietary software, wide selection of materials and technologies, and global supply chain lower manufacturing barriers and accelerate delivery of manufactured parts from prototypes to finished end parts. We combine deep digital manufacturing know-how and software expertise to deliver high quality, flexible on-demand digital manufacturing to a range of customers, from project-focused engineers to large enterprises. Digital manufacturing is the complete digitization of the end-to-end manufacturing process that enables the transition of a digital file to a physical product.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:

Commercial Launch of New Offerings

We plan to launch several new manufacturing technologies, materials, and finishes. Prior to commercialization, Shapeways must complete testing and manufacturing ramp-up either in house or through our network of third-party manufacturing partners. Any delays in the successful completion of these steps or the results of testing may impact our ability or the pace at which we will generate revenue from these offerings. Even if we successfully introduces these new offerings, there is no assurance that they will be accepted by the broader market.

In 2020, we launched our software under the brand “Powered by Shapeways” to a limited set of design customers, and launched the first phase of this offering under the brand Otto in the fourth quarter of 2021, to third-party manufacturers. This phase of the rollout involves activities such as creating awareness of the new offering and ensuring the software can interoperate with systems used by potential customers. We plan to roll out further phases of this software over the next two years. We believe that offering this software to other manufacturers will enable us to generate future revenue. However, we have not derived significant revenue from sales of its software to date, and may never be successful in doing so. We expect to further commercialize our software, which we expect will provide software customers with an end-to-end software for their manufacturing operations and to expand the manufacturing capabilities that they offer to their customers.

Adoption of Our Digital Manufacturing Solutions

We believe that the market is shifting toward digitization of manufacturing and approaching an inflection point in the overall adoption of digital manufacturing solutions. We believe that we are well-positioned to take advantage of this market opportunity across an array of industries due to its platform that combines high-quality, flexible, on-demand manufacturing with purpose-built proprietary software. We expect that our results of operations, including revenue and gross margins, will fluctuate for the foreseeable future as businesses continue to shift away from traditional manufacturing processes towards digital manufacturing. The degree to which current and potential customers recognize the benefits of the digitization of manufacturing and the use our solutions in particular will affect our financial results.

Pricing, Product Cost and Margins

To date, the majority of our revenue has been generated by the manufacturing and sales of additively-manufactured end parts.

Software and manufacturing pricing may vary due to market-specific supply and demand dynamics, customer size, and other factors. Sales of certain products, such as software, have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of offerings Shapeways sells during a given period. In addition, we are subject to price competition, and its ability to compete in key markets will depend on the success of its investments in its offerings, on cost improvements as well as on its ability to efficiently and reliably introduce cost-effective digital manufacturing solutions for our customers.

Continued Investment and Innovation

We believe that we are a leader in digital manufacturing solutions, offering high-quality, flexible, on-demand manufacturing coupled with purpose-built proprietary software. Our performance is significantly dependent on the investment we make in our software development efforts and in new digital manufacturing technologies. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new offerings, enhance existing solutions and generate customer demand for our offerings. We believe that investment in our digital manufacturing solutions will contribute to long-term revenue growth, but may adversely affect near-term profitability.

Components of Results of Operations

Revenue

The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales”. This revenue is recognized upon shipment of the manufactured product to the customer.

During the years ended December 31, 2021 and 2020, approximately 23% and 25% of our revenue was designated as “Marketplace Sales”. This revenue is from our customers who sell their products that we manufacture for them through our e-commerce website. Sales through this channel are subject to our regular manufacturing fees and also a 3.5% fee on any price markup the customer includes on their product. See Note 4 to the consolidated financial statements included in this Report.

We also expect to increase software revenue over time. Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. In October 2021, the Company publicly launched a limited version of the software to expand our customer base.

Cost of Revenue

Our cost of revenue consists of the cost to produce manufactured products and related services. Cost of revenue includes machine costs, material costs, rent costs, personnel costs, and other costs directly associated with manufacturing operations in our factories as well as amounts paid to our third-party contract manufacturers and suppliers. Our cost of revenue also includes depreciation and amortization of equipment, cost of spare or replacement machine parts, machine service costs, shipping and handling costs, and some overhead costs. We expect cost of revenue to increase in absolute dollars in the future.

We intend to further commercialize our software offering and if we generate material revenue from sales of our software offering, we will separately recognize the related cost of revenue.

Gross Profit and Gross Margin

Our gross profit and gross margin are, or may be, influenced by a number of factors, including:

•	Market conditions that may impact our pricing;

•	Product mix changes between established manufacturing product offerings and new manufacturing product offerings;

•	Mix changes between products we manufacture in house and through outsourced manufacturers;

•	Our cost structure, including rent, materials costs, machine costs, labor rates, and other manufacturing operations costs; and

•	Our level of investment in new technologies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third party consultants, marketing costs such as search engine marketing and search engine optimization and other advertising costs, as well as personnel-related expenses associated with our executive, finance and accounting, legal, human resources, and supply chain functions, as well as professional fees for legal, audit, accounting and other consulting service along with administrative costs of doing business which include, but are not limited to, rent, utilities, and insurance.

We expect our sales and marketing costs will increase on an absolute-dollar basis as we expand our headcount, initiate new marketing campaigns, and continue to roll out future phases of our software offering.

We expect our general and administrative expenses will increase on an absolute-dollar basis as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for insurance (including director and officer insurance), investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Research and Development

Our research and development expenses consist primarily of employee-related personnel expenses, consulting and contractor costs, and SaaS, data center, and other technology costs. We expect research and development costs will increase on an absolute dollar basis over time as we continue to invest in our software offering.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the Private Warrants assumed pursuant to the Merger.

Interest Expense

Interest expense consists primarily of interest expense associated with our term loan and our bridge loan. At the Closing of the Business Combination, the Company repaid and terminated the term loan in full. Immediately prior to the completion of the Business Combination, the bridge loan was converted into shares of common stock of Legacy Shapeways. Shapeways had no interest-bearing debt outstanding as of December 31, 2021.

Income Tax Benefit

We file consolidated income tax returns in the United States and in various state jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, we record a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

Due to our cumulative losses, we maintain a valuation allowance against our U.S. and state deferred tax assets.

Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Revenue	$33,623	$31,775	$1,848	6%

Revenue for the years ended December 31, 2021 and 2020 was $33.6 million and $31.8 million, respectively, representing an increase of $1.8 million, or 6%. The increase in total revenue was primarily attributable to a 9% higher average price per product, partially offset by a 3% decrease in products shipped. We have continued to optimize our pricing algorithm and mix of technology offerings, resulting in this higher average price per product.

Cost of Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of Revenue	$17,673	$17,903	$(230)	(1)%

Cost of revenue for the years ended December 31, 2021 and 2020 was $17.7 million and $17.9 million, respectively, representing a decrease of $0.2 million, or 1%. The decrease in cost of revenue was driven primarily by a 2% increase in cost per item produced, partially offset by a 3% decrease in part production.

Selling, general and administrative

Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $17.6 million and $10.8 million, respectively, representing an increase of $6.8 million, or 63%. The increase in selling, general and administrative expenses resulted from increases to personnel cost, office expense, audit and other spending related to becoming a public company, stock-based compensation due to vesting acceleration of certain executives, marketing spend such as branding and search engine marketing to drive growth, and advertising.

Research and Development

Research and development expenses for the years ended December 31, 2021 and 2020 were $6.3 million and $5.6 million, respectively, representing an increase of $0.7 million, or 12%. The increase in research and development expenses was primarily due to an increase in personnel.

Debt Forgiveness

Debt forgiveness for the year ended December 31, 2021 was $2.0 million, relating to our Payroll Protection Program (“PPP”) loan. We had no debt forgiveness during the year ended December 31, 2020.

Interest Expense

Interest expense was $0.4 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities was a gain of $8.1 million for the year ended December 31, 2021. We had no change in fair value of warrant liabilities during the year ended December 31, 2020.

Income Taxes

Income tax benefit was $0.1 million for the year ended December 31, 2021. We received resolution of a tax assessment charge for 2019 in respect of our Dutch subsidiary, resulting in a refund during the year ended December 31, 2021. We had minimal income tax benefit during the year ended December 31, 2020.

We have provided a valuation allowance for all of its deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.

Non-GAAP Financial Information

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information, when reviewed collectively with our GAAP results, may be helpful to investors in assessing our operating performance.

We define Adjusted EBITDA as net income (loss) excluding debt forgiveness, interest expense, net of interest income, income tax benefit, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, and other non-operating gains and losses.

We believe that the use of Adjusted EBITDA provide an additional tool for investors to use in evaluating ongoing operating results and trends because we eliminate the effect of financing and capital expenditures and provides investors with a means to compare its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net income (loss)	$1,756	$(3,168)
Debt forgiveness	(2,000)	—
Interest expense, net	403	581
Depreciation and amortization	593	473
Stock-based compensation	2,907	721
Change in fair value of warrant liabilities	(8,106)	—
Income tax benefit	(71)	(29)
Other	15	30

Adjusted EBITDA	$(4,503)	$(1,392)

Liquidity and Capital Resources

We have incurred losses from operations in each of its annual reporting periods since our inception. As of December 31, 2021, we had $79.7 million in cash and cash equivalents and $0.1 in restricted cash. Up until the Business Combination, we primarily obtained cash to fund its operations through preferred stock offerings and debt instruments.

Since inception through closing of the Business Combination, we have received cumulative net proceeds from the sale of our preferred and common stock of approximately $110 million to fund our operations.

In October 2018, we entered into a five-year, $5.0 million term loan. Interest was calculated using the Wall Street Journal Prime rate plus 25 basis points, payable monthly in arrears. We paid off this term loan in connection with the closing of the Business Combination.

In June 2019, we received a $5.0 million bridge loan from existing investors, which bore interest at 8% annually. The loan converted into our Series E Preferred Stock at a price per share equal to the Series E liquidation preference immediately prior to the closing of the Business Combination.

In May 2020, we received loan proceeds in the amount of approximately $2.0 million under the PPP. The PPP, established as part of the CARES Act, provided for loans to qualifying businesses. The PPP loan has been forgiven in full, and we are evaluating whether to repay the loan. If repaid, we will reverse the previously recognized gain on debt forgiveness.

In September 2021, we consummated the Business Combination which provided gross proceeds resulting from the Merger and PIPE Investment of approximately $28.1 million and $75.0 million, respectively, for a total of approximately $86.8 million in net proceeds after transaction costs.

Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of December 31, 2021, we paid $4.5 million to Desktop Metal for equipment, materials and services received, and placed purchase orders for another $15.5 million of equipment, materials and services. We have no further obligations under the MOU.

We believe that our current cash and cash equivalents will be sufficient to meet our working capital needs for the twelve months following the issuance date of our consolidated financial statements included within this Report. Our ability to transition to more profitable operations is dependent upon achieving a level of revenue adequate to support our evolving cost structure. We expect to continue to incur net losses in connection with its ongoing activities, particularly as we invest in hiring, growth-related operating expenditures, and capital expenditures in respect of new digital manufacturing technologies. Additionally, we may engage in future acquisitions. If events or circumstances occur such that we do not meet our operating plan as expected, we will be required to reduce corporate overhead or other operating expenses, which could have an adverse impact on our ability to achieve intended business objectives or obtain additional financing. We believe that we have the ability to enact cost savings measures to preserve capital if necessary. There can be no assurance that we will be successful in implementing our business objectives, however, we believe that external sources of funding will be available in such circumstances.

Cash Flow Summary for the years ended December 31, 2021 and 2020

The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net cash used in operating activities	$(8,059)	$(1,593)
Net cash used in investing activities	(3,960)	(104)
Net cash provided by financing activities	83,267	732

Net change in cash and cash equivalents and restricted cash	$71,248	$(965)

Operating Activities

Net cash used in operating activities during the years ended December 31, 2021 and 2020 was $8.1 million and $1.6 million, respectively. The increase of $6.5 million in cash used in operating activities was due to the decrease in net loss excluding non-cash expenses and gains of $4.2 million and the overall decrease in net operating assets and liabilities of $2.3 million.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2021 and 2020 was $4.0 million and $0.1 million, respectively. The increase of $3.9 million in cash used in investing activities was due to increased capital expenditures for property and equipment.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2021 and 2020 was $83.3 million and $0.7 million, respectively. The increase of $82.5 million in cash provided by financing activities was primarily due to the effect of the Merger (net of transaction costs) of $86.8 million during the year ended December 31, 2021, partially offset by an increase in repayments of loans payable of $2.3 million and a decrease in proceeds from loans payable of $2.0 million.

Contractual Obligations and Commitments

See Note 9, Commitments and Contingencies, of the notes to the consolidated financial statements included in this Report for further discussion of our commitments and contingencies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and does not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience (where available), current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in its judgments, the results could be materially different from our estimates. We believe the following critical accounting policies requires significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from sale of products (both direct sales and marketplace sales) upon transfer of control, which is generally at the point of shipment.

Our software contracts with customers often include promises to transfer multiple software elements to the customer. Revenue from sale of software may be recognized over the life of the associated software contract or as services are performed, depending on the nature of the services being provided. Judgment is required to determine the separate performance obligations present in a given contract, which we have concluded are generally capable of being distinct and accounted for as separate performance obligations. We use standalone selling price (“SSP”) to allocate revenue to each performance obligation. Significant judgment is required to determine the SSP for each distinct performance obligation in a contract.

We provide a platform for shop owners to sell their products to customers through our marketplace website. We receive a 3.5% markup fee from the shop owner upon the sale of any products through the marketplace. We handle the financial transaction, manufacturing, distribution and customer service on behalf of the shop owners. We are responsible for billing the customer in this arrangement and transmitting the applicable fees to the shop owner. We assess whether we are responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether we have control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that we consider include whether we have the primary responsibility for fulfilling the promise to provide the specified product or service to the customer and whether we have inventory risk prior to transferring the product or service to the customer. We have the responsibility to fulfill the promise to provide the specific good or service on behalf of the shop owners to the customer. In addition, we have inventory risk before the specific good or service is transferred to a customer. As such, we are deemed the principal and shall recognize revenue on a gross basis for the price we charge to the shop owner for each product or service.

Stock-Based Compensation

We have applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation-Stock Compensation to account for the stock-based compensation for employees and non-employees. We recognize compensation costs related to stock options granted to employees and non-employees based on estimated fair value of the award on the date of grant.

Prior to the Business Combination, the estimated fair value of our common shares has historically been determined by a third party appraisal. Subsequent to the Business Combination, we determine the fair value of the common stock based on the closing market price on the date of grant. We use the Black-Scholes option pricing model to estimate the fair value of options granted which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions includes the expected volatility of our stock price. Developing this assumption requires the use of judgment. We, both prior to and after the Merger, lacks historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of representative companies from the additive manufacturing industry. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees and non-employees. We utilize a dividend yield of zero based on the fact that we have never paid and do not expect to pay cash dividends. The risk-free interest rate used for each grant is an interpolated rate to match the term assumption based on the U.S. Treasury yield curve as of the valuation date.

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

Recent Accounting Pronouncements

Refer to Note 2 of Shapeways’ consolidated financial statements included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-34 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2021, we completed the Business Combination with Galileo, and the internal controls of Shapeways, Inc. became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information, as of March 31, 2022, concerning the persons who serve as officers and directors of the Company.

The Board consists of seven members, divided into three classes of staggered three-year terms. At each annual meeting of its stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•	the Class I directors, Robert Jan Galema and Ryan Kearny, serving until the annual meeting to be held in 2022;

•	the Class II directors, Alberto Recchi and Patrick S. Jones, serving until the annual meeting to be held in 2023; and

•	the Class III directors, Josh Wolfe, Greg Kress and Leslie Campbell, serving until the annual meeting to be held in 2024.

Name	Age	Position
Greg Kress	40	Chief Executive Officer, Director
Miko Levy	43	Chief Revenue Officer
Jennifer Walsh	47	Chief Financial Officer
Josh Wolfe	44	Chairman, Director
Leslie Campbell	63	Director
Robert Jan Galema	55	Director
Patrick S. Jones	77	Director
Ryan Kearny	53	Director
Alberto Recchi	48	Director

Executive Officers

Greg Kress. Since the consummation of the Business Combination, Greg Kress has served as our Chief Executive Officer. Mr. Kress served as Legacy Shapeways’ Chief Executive Officer and a member of Legacy Shapeways’ board of directors from January 2018 to the consummation of the Business Combination. From 2014 to 2017, Mr. Kress served as Chief Operating Officer then as President at Open English, an online education platform. Prior to that, he was a member of the corporate leadership staff at GE, where he held a series of roles in global commercial operations and supply chain management as well as environmental health and safety. Mr. Kress’s background as an innovative and results-driven leader with experience in large and mid-size organizations brings substantial operating experience to our Board. Mr. Kress earned his Bachelor of Science in Mechanical Engineering from Penn State University.

Miko Levy. Since the consummation of the Business Combination Miko Levy has served as our Chief Revenue Officer. Mr. Levy served as Legacy Shapeways’ Chief Revenue Officer from September 2019 to the consummation of the Business Combination. He brings a strong track record of success in driving business growth while expanding sales channels and driving global marketing momentum. From 2013 to 2019, Miko served as a Vice President for Outbrain, a web advertising platform. Before that, he held a series of leadership and marketing positions, at Conduit, ROASTe, and 888. Mr. Levy earned his Master’s in Business Administration in Marketing and Entrepreneurship from Tel Aviv University and a Bachelor of Arts in Economics and Management from the Academic College of Tel-Aviv.

Jennifer Walsh. Since the consummation of the Business Combination, Jennifer Walsh has served as our Chief Financial Officer. Ms. Walsh served as Legacy Shapeways’ Chief Financial Officer from March 2018 to the consummation of the Business Combination and expanded her role to Chief Operating Officer in 2019. From 2015 to 2018, Ms. Walsh served as CFO for Return Path, a global SaaS and data solutions business. Before that, she was Vice President of Finance and Operations for communications consulting firm maslansky+partners and also served as a divisional CFO at (fka) Time Warner, overseeing nine Time brands spanning print, digital, mobile, TV, events, and licensed retail products. Ms. Walsh earned her Bachelor of Science from the Wharton School of the University of Pennsylvania and a Masters of Business Administration from Columbia Business School.

Non-Employee Directors

Josh Wolfe. Since the consummation of the Business Combination, Josh Wolfe has served as Chairman of the Board. Mr. Wolfe served on Legacy Shapeways’ board of directors from May 2012 to the consummation of the Business Combination. Mr. Wolfe is a Managing Director of Lux Capital, a venture capital firm he co-founded in 2000. Mr. Wolfe currently serves on the board of directors of a number of private companies. Mr. Wolfe earned his Bachelor of Science in Applied Economics from Cornell University. Mr. Wolfe’s background in identifying and building next-generation technologies and companies brings broad expertise that allows him to make valuable contributions to our Board.

Leslie C.G. Campbell. Leslie C. G. Campbell has served as a member of our board of directors, as Chair of the Compensation and Human Capital Committee, and as a member of Nominating and Corporate Governance Committee since October 2021. Ms. Campbell previously served as the Chief Procurement Officer for Reed Elsevier, Inc., from September 2007 to December 2012. From March 1998 to September 2007, Ms. Campbell held a number of positions at Dell, Inc., most recently as the Vice President of Worldwide Procurement, and previously as the Vice President and General Manager, Global Segment EMEA. Ms. Campbell held a number of positions at Oracle Corporation from May 1990 to January 1998, most recently as Vice President, Corporate Purchasing. From August 1982 to May 1990, she held a number of positions at KPMG Peat Marwick LLP, a member firm of KPMG International, most recently as a Senior Manager. Ms. Campbell has served as a member of the board of directors of Coupa Software, Inc. since May 2016, a member of the board of directors of PetMed Express, Inc. since July 2018, and a member of the board of directors of LiveVox Holdings, Inc. since June 2021. She also serves, or has served, on the advisory boards of several private and non-profit enterprises. Ms. Campbell holds a B.A. in Business Administration from the University of Washington. We believe Ms. Campbell possesses specific skills and attributes that qualify her to serve as a member of the Board, including her experience as a public board director and her extensive operating experience in general management and supply chain, her international operational and financial expertise, and her experience in the technology industry.

Patrick S. Jones. Prior to the consummation of the Business Combination, Patrick S. Jones served as a member of the board of directors of Galileo. Since the consummation of the Business Combination, Mr. Jones has served as a member of the Board. Mr. Jones is a private investor with considerable independent board member experience with a variety of technology companies. Mr. Jones served as audit committee chairman and independent board member for Talend SA, a SaaS software company, from 2015 to August 2021. He currently serves as an independent board member of Itesoft SA, a software company, since 2014. Previously, from 2007 to 2017, he was Chairman of the Board of Lattice Semiconductor, Chairman of the Board of Inside Secure (renamed Verimatrix), Chairman of the Board of Dialogic, Chairman of the Board of Epocrates, and has served on other boards including Fluidigm, Openwave Systems and Novell. Prior to this, he was Senior Vice President and Chief Financial Officer for Gemplus SA. Prior to this, Mr. Jones was Vice President of Finance —Corporate Controller for Intel Corp. Mr. Jones has an undergraduate degree from the University of Illinois, and an MBA from Saint Louis University. We believe Mr. Jones is well-qualified to serve on the Board due to his extensive investment and board experience.

Robert Jan Galema. Since the consummation of the Business Combination, Robert Jan Galema has served as a member of the Board. Mr. Galema served as a member of Legacy Shapeways’ board of directors from June 2015 to the consummation of the Business Combination. Mr. Galema is a Managing Partner at INKEF Capital, a

venture capital firm he joined in 2013. Mr. Galema serves on the board of directors of a number of private companies. Mr. Galema earned his Masters of Science in Economics from Erasmus University Rotterdam. Mr. Galema’s background in identifying and building next-generation technologies and companies, as well as his operation experiences, brings valuable contributions to our Board.

Ryan Kearny. Since the consummation of the Business Combination, Ryan Kearny has served as a member of the Board. Mr. Kearny has served as an independent board member for Talend SA, from November 2020 to July 2021. Mr. Kearny has held the position of Chief Technology Officer and Senior Vice President of Development since September 2019 at Lassen Peak, a software security company. Prior to that position, Mr. Kearny served in various increasingly senior roles at F5 Networks, Inc., an application services and application delivery networking company, including serving as Senior Vice President of F5 Networks’ Cloud, Orchestration and Service Provider Product Groups from January 2012 to September 2016, and Chief Technology Officer and Executive Vice President/Senior Vice President of Product Development from September 2016 to May 2019. Mr. Kearny holds a B.S.E.E. degree in electrical and computer engineering from the University of Washington. We believe that Mr. Kearny is well-qualified to serve as a member of the Board because of his experience driving technology strategy, roadmap, and growth for more than two decades in various executive roles.

Alberto Recchi. Prior to the consummation of the Business Combination, Alberto Recchi served as the Chief Financial Officer and a member of the board of directors of Galileo. Since the consummation of the Business Combination, Mr. Recchi has served as a member of the Board. Mr. Recchi has over 15 years of experience in corporate and leveraged finance, mergers and acquisitions, and principal investing, in both the North American and Western European markets. In 2019, he founded Ampla Capital, a merchant bank, based in New York, which focuses on proprietary direct co-investments, in both established and growth- oriented SMEs in the North American and Western European markets. Previously, from 2016 to 2019, he was a Managing Director at MC Square Capital, a co-investment platform and cross-border boutique merchant bank. Prior to this, Mr. Recchi spent 12 years at Credit Suisse, where he worked in the Private Banking and Wealth Management Division in London for three years, advising corporate treasury departments, single and multi-family offices, ultra-high net worth individuals, across all product offerings, including direct investments, asset management, custody, corporate finance, structured finance, and private wealth management. Prior to that he worked in the Investment Banking Division for nine years, advising financial initial shareholders in the U.S. and E.U., structuring and executing LBOs, IPOs and M&A deals, based in New York first and London thereafter. Mr. Recchi holds B.S. and M.S. degrees in Aerospace Engineering from the Polytechnic of Turin, Italy. He also holds an M.B.A. from Columbia Business School as well as an M&A Certificate of Mastery issued by the New York Institute of Finance. We believe Mr. Recchi is well-qualified to serve on the Board due to his extensive investment and finance background in both the U.S. and Western Europe.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Audit Committee

Our audit committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;

•	discussing with the Company’s independent registered public accounting firm their independence from management;

•	reviewing, with the Company’s independent registered public accounting firm, the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm;

•

overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the quarterly and annual financial statements that the Company files with the SEC;

•	overseeing the Company’s financial and accounting controls and compliance with legal and regulatory requirements;

•

overseeing the Company’s policies on risk management, including reviewing the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches;

•	reviewing related person transactions; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The Company’s audit committee consists of Patrick S. Jones, Alberto Recchi, and Ryan Kearny, with Patrick S. Jones serving as chair. The Board has affirmatively determined that each member of the audit committee qualifies as independent under NYSE rules applicable to board members generally and under NYSE rules and Exchange Act Rule 10A-3 specific to audit committee members. All members of the Company’s audit committee meet the requirements for financial literacy under the applicable NYSE rules. In addition, the Board has determined that Mr. Jones qualifies as the “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. The written charter for the audit committee is available on the Investor Relations section of our website at investors.shapeways.com. The information on the Company’s website is deemed not to be incorporated in this Report or to be part of this Report.

Code of Conduct

The Company has a code of conduct that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of conduct is available on the Investor Relations section of our website at investors.shapeways.com. The Company intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of conduct on its website rather than by filing a Current Report on Form 8-K. The information on the Company’s website is deemed not to be incorporated in this Report or to be part of this Report.

Item 11. Executive Compensation.

Shapeways Executive Officer and Director Compensation

Executive Compensation

The policies of Shapeways with respect to the compensation of its executive officers are administered by the Board in consultation with its compensation and human capital committee. Shapeways may also rely on data and analyses from third parties, such as compensation consultants, in connection with its compensation programs.

Shapeways intends to design and implement programs to provide for compensation that is sufficient to attract, motivate and retain executives of Shapeways and potentially other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

For the year ended December 31, 2021, Shapeways’ named executive officers were Gregory Kress, Chief Executive Officer, Miko Levy, Chief Revenue Officer, and Jennifer Walsh, Chief Financial Officer.

This section provides an overview of Shapeways’ executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Summary Compensation Table for Fiscal Year 2021

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2021 and December 31, 2020.

	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(3)	Option Awards ($)(4)	Non- Equity Incentive Compens- ation(5)	All Other Compensat -ion ($)(6)	Total ($)
Gregory Kress	2021	$359,021	$79,013		$1,046,949	—	—	$11,600	$1,496,583
Chief Executive Officer	2020	$350,000	$200,000	(2)	—	$242,959	—	$8,550	$801,509
Miko Levy	2021	$262,885	$92,500		$51,490	—	—	$11,600	$418,475
Chief Revenue Officer	2020	$250,000	$100,000		—	$24,296	$90,000	$8,550	$472,846
Jennifer Walsh	2021	$333,375	$51,188		$840,983	—	—	$11,600	$1,237,146
Chief Financial Officer	2020	$325,000	$97,500		—	—	—	$8,550	$431,050

(1)	The amounts in this column represent the base salaries earned in fiscal years 2021 and 2020.
(2)

In 2020, Mr. Kress’s bonus was contingent upon closing funding for Legacy Shapeways. His original target was $150,000; however, the Legacy Shapeways board of directors approved a larger bonus of $200,000 in 2020 for superior performance as determined by the Legacy Shapeways board of directors, as shown above.

(3)

There were no stock awards granted in 2020 to named executive officers. The amounts disclosed in this column for 2021 include the grant-date fair value for all stock awards, consisting of both time-based restricted stock units (“Transaction Bonus RSUs”) and performance-based restricted stock units (“Earn-Out RSUs”) computed in accordance with ASC Topic 718. The Transaction Bonus RSUs vested within 30 days of the Closing Date and settled in shares of Common Stock of the Company within 74 days following the Closing Date. The value of the Earn-Out RSUs are based on the probable outcome of the performance condition to which such awards are subject, which was calculated using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $1.15 per share for the Earn-Out RSUs granted to each of Mr. Kress, Mr. Levy, and Ms. Walsh that are based on the relative price of the Company’s Common Stock. The grant date fair value of the Earn-Out RSUs, based upon the trading price of the Company’s Common Stock as of the grant date ($3.80), and assuming achievement at the maximum level of performance, is $308,949 for Mr. Kress, $51,490 for Mr. Levy, and $102,983 for Ms. Walsh. See Note 12 to Shapeways’ audited consolidated financial statements included elsewhere in this Report for a discussion of the assumptions made by Shapeways in determining the grant-date fair value of Shapeways’ equity awards.

(4)

The amounts in this column represent the aggregate grant-date fair value of the granted option awards, computed in accordance with the FASB’s ASC Topic 718. See Note 12 to Shapeways’ audited consolidated financial statements included elsewhere in this Report for a discussion of the assumptions made by Shapeways in determining the grant-date fair value of Shapeways’ equity awards.

(5)	The amount in this column represents commissions paid based on sales commission awards under Shapeways’ sales compensation incentive plan.
(6)	The amounts in this column represent employer contributions made to each named executive officer’s 401(k) plan account in respect of 2021 and 2020.

Narrative Disclosure to Summary Compensation Table

For fiscal years 2021 and 2020, the compensation program for Shapeways’ named executive officers consisted of base salary and incentive compensation, delivered in the form of cash bonus opportunities, stock awards and option awards. In 2020, Mr. Kress and Mr. Levy received option awards; and in 2021 stock awards were granted to the named executive officers.

Base Salary

Base salary is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.

Cash Bonus

Cash bonus opportunities are also set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. With respect to each of Messrs. Kress and Levy and Ms. Walsh we have entered into an offer letter, described below, which sets forth his or her cash bonus opportunities. Each executive’s bonus is subject to varying bonus targets as detailed in the offer letters with each of Messrs. Kress and Levy and Ms. Walsh which are described below. Beginning in 2022, the executives’ bonuses, if earned, will be paid once annually during the first quarter of the following calendar year.

Acceleration of Mr. Kress’s, Ms. Walsh’s and Mr. Levy’s Option Awards

In view of the substantial contributions from Mr. Kress, Ms. Walsh and Mr. Levy in connection with the Business Combination, the Shapeways board of directors, as administrator of the 2010 Stock Plan, took action to accelerate the vesting of the shares underlying the Kress options, the Walsh options and the Levy options so that, effective as of immediately prior to the consummation of the Business Combination, each of the Kress options, the Walsh options and the Levy options vested in full. As a condition to such vesting acceleration and as a material inducement for Shapeways to enter into the Employment Agreements (the terms of which are described below in the section titled “—Shapeways Executive Officer and Director Compensation—Employment Agreements”), Mr. Kress, Ms. Walsh and Mr. Levy agreed to retain all, and to not sell or transfer any, of their existing options under the 2010 Stock Plan or any shares received upon exercise of such options through the earlier of (x) December 31, 2022 and (y) a Change in Control (as defined in the 2021 Equity Incentive Plan (the “Incentive Plan”)).

Employment Agreements

Mr. Kress reports to the Board and Mr. Levy and Ms. Walsh report to the Chief Executive Officer (each a “Key Executive”). The principal location of their services is in New York City. Each Key Executive has entered into an Employment Agreement with Shapeways.

Mr. Kress receives an annual base salary of $385,000, Mr. Levy receives an annual base salary of $300,000 and Ms. Walsh receives an annual base salary of $357,500. Each Key Executive’s annual base salary rate may be increased but not decreased, unless such decrease is made across the board to other senior executives of the Company. The compensation and human capital committee reviews the annual base salary rate of the Chief Executive Officer, and the compensation and human capital committee, with the assistance of the Chief Executive Officer, reviews the compensation of the Chief Financial Officer and the Chief Revenue Officer at least annually, with the intent to establish compensation levels consistent with competitive market standards, taking into account the growth of the Company over time.

Pursuant to the terms of each Key Executive Employment Agreement, the Key Executive is eligible to participate in the Company’s annual incentive bonus plan, as in effect from time to time (the “Company Bonus Plan”). For each fiscal year commencing with 2021, the annual target bonus opportunity under the Company Bonus Plan for Messrs. Kress and Levy and Ms. Walsh is 90%, 65% and 50%, respectively, of his or her annual base salary rate, with a maximum bonus opportunity for any fiscal year equal to 200% of his or her target opportunity. No year-end bonuses were awarded to the executives.

The performance measures under the Company Bonus Plan will be established by the compensation and human capital committee and, absent extraordinary circumstances, will be communicated to the Key Executive in the first quarter of the fiscal year for which the bonus is measured. The performance measures and targets under the Bonus Plan will be subject to adjustment by the compensation and human capital committee in case of extraordinary nonrecurring events, such as those described under relevant accounting rules, or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to shareholders for the applicable year, as a result of applicable tax law or accounting rule changes, or in the compensation human capital committee’s discretion. Bonuses, if earned, will be payable in the fiscal year immediately following the fiscal year for which the bonus is earned, subject to the compensation and human capital committee’s determination of the achievement of the applicable performance measures. Payments under the Company Bonus Plan will generally be subject to continued employment through the applicable payment date (except in case of certain qualifying terminations, described below).

For 2021, annual incentive bonuses were conditioned on achievement of gross margin and revenue growth goals, as described below. If the gross margin goal is not satisfied, then no bonus will be payable for such year. If the gross margin goal is satisfied, then the amount of the Key Executive’s bonus for such year will be determined based on achievement of the revenue growth goal, as follows:

•	The threshold revenue growth target will be 60% of budgeted target growth, meaning that if revenue growth is below such threshold target, no bonus for such year will be payable;

•

Between 60% and 100% achievement of the revenue growth target (i.e., between threshold and target achievement), the amount of the bonus for such year will be determined on a linear interpolation basis between 0% and 100% payment of target bonus; and

•

Between 100% and 150% (or greater) achievement of the revenue growth target (i.e., between target and maximum achievement), the amount of the bonus for such year will be determined on a linear interpolation basis between 100% and 200% payout of target bonus.

For 2021, mid-year bonuses were paid, but no year-end bonuses were awarded to the executives.

The Board or its compensation and human capital committee will review each Key Executive’s annual target and maximum bonus opportunities at least annually, with the intent to establish compensation levels consistent with competitive market standards, taking into account the growth of the Company over time. Pursuant to their employment agreement, the value of each Key Executive’s annual target and maximum bonus opportunities may be increased but not decreased, unless such decrease is made across the board to other senior executives of the Company.

Each Key Executive Employment Agreement provides that if the Company terminates the Key Executive’s employment without Cause or if the Key Executive terminates his or her employment for Good Reason, the Key Executive will be entitled to (i) six months of salary continuation at the Key Executive’s then-current base salary, (ii) a prorated portion of the actual bonus the Key Executive would have received under the Company Bonus Plan had his or her termination not occurred, (iii) any unpaid bonus that would have been payable under the Company Bonus Plan for any fiscal year preceding the fiscal year in which termination occurs had the Key Executive remained employed through the applicable payment date (the “Prior Year Bonus”), and (iv) should the Key Executive elect COBRA coverage, the Company will continue its contribution to the premium cost of the Key Executive’s coverage and that of his or her eligible dependents until the earlier of (x) the six -month anniversary of the Key Executive’s termination date and (y) the date the Key Executive begins new employment that offers group health coverage.

However, if the Key Executive’s termination occurs on or within 12 months following a consummation of a Change in Control (as generally defined in the Incentive Plan), then in lieu of the payments described above, the Key Executive will be entitled to (i) a lump sum cash payment equal to 12 months of base salary at the Key Executive’s then-current base salary rate, (ii) a prorated portion of the Key Executive’s target bonus, (iii) the Prior Year Bonus, (iv) 12 months of COBRA contributions as described above and (v) immediate vesting in full of all service-vesting conditions of all of the Key Executive’s then outstanding equity or equity-based incentive awards, it being understood that any such outstanding awards that are also subject to satisfaction of performance-vesting conditions will remain outstanding and will continue to be eligible to vest subject to the satisfaction of such conditions based on the actual results of the applicable financial or other metrics and will be payable on the regular payment dates as per the terms of the applicable award agreement; provided that any individual performance goals that are not based on objective financial performance criteria will be deemed earned at target as of the date of termination; provided, further, that if the individual award agreement or other contract between the Company and the Key Executive governing any such award provides for more favorable vesting treatment, then the more favorable treatment will apply to such award.

If the Key Executive’s employment terminates due to his or her death or is terminated by the Company due to disability, the Key Executive (or his or her heirs or estate, as applicable) will be eligible to receive (i) the Prior

Year Bonus and (ii) a prorated portion of the bonus the Key Executive would have received under the Company Bonus Plan had the termination not occurred, based on actual performance results for such year.

Severance benefits are conditioned upon and subject to (i) the Key Executive’s execution of a general waiver and release of claims, (ii) compliance with restrictive covenants and (iii) resignation from all offices, boards, committees and any other offices or positions of the Company or its affiliates. Additionally, the Board and its compensation and human capital committee will cooperate in good faith to review and evaluate the Key Executive’s severance benefits on a periodic basis to take into account the growth of the Company’s business over time.

“Cause” is defined as (i) willful and continued failure to substantially perform duties with the Company or its affiliates (other than any such failure resulting from incapacity due to physical or mental illness); (ii) gross negligence or willful misconduct in the execution of duties under the Employment Agreement; (iii) conviction of, or a plea of nolo contendere to, a crime of serious moral turpitude that causes material harm to the business or prospects of the Company or its affiliates, (iv) conviction of, or a plea of nolo contendere to, a felony (or the equivalent thereof in a jurisdiction other than the United States); (v) material breach of the Employment Agreement, the proprietary information and inventions agreement or any other material written agreement between the Key Executive and the Company or any of its affiliates; (vi) performance of any material act of theft, embezzlement, fraud or misappropriation, in each case with respect to the property of the Company or one of its affiliates; or (vii) any material breach of the material, written personnel policies of the Company or one of its affiliates, including those prohibiting acts of discrimination, harassment or retaliation. The events described in clauses (i), (ii) and (v) above will not constitute Cause unless the Company notifies the Key Executive in writing within 30 days following the Board’s actual knowledge of the event giving rise to Cause and the Key Executive has failed to cure the circumstances giving rise to Cause within 30 days following such notice.

“Good Reason” means, without the Key Executive’s consent: (i) a reduction in the Key Executive’s annual base salary or annual incentive opportunity, unless such reduction is made across the board to other senior executives of the Company and does not exceed 10% of the Key Executive’s then current annual base salary or annual incentive opportunity, as applicable; (ii) a material diminution in the Key Executive’s title, reporting relationship, authority, duties or responsibilities (other than temporarily while physically or mentally incapacitated or as required by applicable law); (iii) relocation of the Key Executive’s principal place of employment by more than 25 miles outside of New York City (unless the Key Executive is provided the opportunity, and the Key Executive consents, to work remotely); or (iv) the Company’s failure to pay compensation when due or other breach of the Employment Agreement or any other material written agreement between the Key Executive and the Company or any of its affiliates.

In April 2021, Mr. Kress entered into the Non-Competition Agreement, which became effective as of the Closing. In addition, each of the Key Executives have entered into a proprietary information and inventions agreement with Shapeways, effective as of the Closing, which contains (i) customary invention assignment and confidentiality provisions and (ii) non-compete and non-solicit covenants for 12 months post-termination of employment.

Equity Compensation

Pursuant to the Merger Agreement, certain named executive officers received Earn-Out RSUs (as defined above) and Transaction Bonus RSUs (as defined above) under the Incentive Plan.

As a result of and upon the Closing, options to purchase Legacy Shapeways’ common stock (whether vested or unvested, exercisable or unexercisable) issued pursuant to the 2010 Stock Plan, and outstanding immediately prior to the Closing were assumed and converted into (a) options to purchase an aggregate of 4,901,207 shares of common stock under the 2010 Stock Plan and (b) in the case of in-the-money options held by individuals who were service providers as of the Grant Date, an aggregate of 491,078 Earn-Out RSUs granted under the Incentive

Plan, which Earn-Out RSUs are subject to the earnout vesting and forfeiture conditions described in the Merger Agreement.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table presents information regarding outstanding equity awards held by Shapeways’ named executive officers as of December 31, 2021. The number of shares subject to each option and Earn-Out RSUs are set forth below and the applicable exercise prices are as of December 31, 2021, but have been adjusted to reflect adjustments made on the Closing Date when Shapeways options were converted into options to purchase the Company’s Common Stock.

	Number of Securities Underlying Unexercised Options (#) Vested		Number of Securities Underlying Unexercised Options (#) Unvested	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gregory Kress	932,687	(1)	—	—	$0.49	(2)	2/26/2028	—	—	—		—
Chief Executive Officer	417,735	(1)	—	—	$0.49		9/5/2028	—	—	—		—
	1,007,444		—	—	$0.50		5/5/2030	—	—	—		—
	—		—	—	—		—	—	—	268,651	(2)	$996,695	(2)
Miko Levy	302,233	(1)	—	—	$0.50		10/29/2029	—	—	—		—
Chief Revenue Officer	100,744		—	—	$0.50		5/5/2030	—	—	—		—
	—		—	—	—		—	—	—	44,774	(2)	$166,112	(2)
Jennifer Walsh	250,980	(1)	—	—	$0.49		9/5/2028	—	—	—		—
Chief Financial Officer	89,497	(1)	—	—	$0.49		9/5/2028	—	—	—		—
	402,977		—	—	$0.50		7/23/2029	—	—	—		—
	—		—	—	—		—	—	—	89,550	(2)	$332,231	(2)

(1)

The option was immediately exercisable for all shares. As further described below, effective as of the closing of the Business Combination, the unvested shares underlying the options above were accelerated in full.

(2)

Effective as of the closing of the Business Combination, the named executive officers received Earn-Out RSUs. Subject to the satisfaction of the share-price based performance vesting conditions, each Earn-out RSU represents the right to receive one share of Common Stock of the Company. The Earn-out RSUs will be subject to share-price based performance vesting conditions as follows: (i) if, at any time prior to September 29, 2024 (the “RSU Earn-out Period”), the Company’s Common Stock equals or exceeds $14.00 per share for 30 consecutive trading days, one half (1/2) of the Earn-out RSUs shall vest; and (ii) if, at any time prior to the completion of the RSU Earn-out Period, the Company’s Common Stock equals or exceeds $16.00 per share for 30 consecutive trading days, the remaining one half (1/2) of the Earn-out RSUs shall vest. If the RSU Performance Milestones (as defined below) are not met during the RSU Earn-out Period, then the applicable Earn-out RSUs shall be automatically forfeited. The fair value of the Earn-Out RSUs shown in the table assumes one half (1/2) of the Earn-out RSUs will vest and is based on the price of the Company’s Common Stock on the last trading day of 2021, which is $3.71 per share.

Fiscal Year 2021 Director Compensation

The following table sets forth information regarding the compensation of Shapeways’ non-employee directors during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Josh Wolfe	$17,750	—	$17,750
Leslie Campbell	$11,226	$215,000	$226,226
Robert Jan Galema	$12,750	—	$12,750
Patrick S. Jones	$14,750	$215,000	$229,750
Ryan Kearny	$11,250	$215,000	$226,250
Alberto Recchi	$14,750	—	$14,750

(1)

The amounts in this column represent the aggregate grant-date fair value of the granted RSU awards, computed in accordance with the FASB’s ASC Topic 718. See Note 12 to Shapeways’ audited consolidated financial statements included elsewhere in this Report for a discussion of the assumptions made by Shapeways in determining the grant-date fair value of Shapeways’ equity awards. Subject to the director’s continuing service, the service-based requirement will be satisfied in equal annual installments over a 3-year period, and the vesting date in each year will be the anniversary of the date of grant (or if there is no corresponding date, the last date of the month). Upon a transaction constituting a “Change in Control” as defined in the Incentive Plan, the service-based requirement applicable to outstanding equity awards granted pursuant thereto shall be deemed satisfied in full upon the effective date of such transaction.

Prior to the Business Combination, Shapeways had no formal arrangements under which directors received compensation for their service on the Shapeways’ board of directors or its committees. Following the consummation of the Business Combination, the Board adopted a compensation policy for its non-employee directors (the “Non-Employee Director Compensation Policy”). The Non-Employee Director Compensation Policy is designed to align compensation with Shapeways’ business objectives and the creation of stockholder value, while enabling Shapeways to attract, retain, incentivize and reward non- employee directors who contribute to the long-term success of Shapeways. The Non-Employee Director Compensation Policy provides for an annual cash retainer for all non-employee directors, in addition to equity grants determined by the compensation and human capital committee and reimbursement for reasonable expenses incurred in connection with attending board and committee meetings. Shapeways will review non-employee director compensation periodically to ensure that non-employee director compensation remains competitive such that Shapeways is able to recruit and retain qualified directors.

Cash Compensation

•	Each non-employee director receives an annual cash retainer of $35,000.

•	A non-executive chairperson is paid an additional annual cash retainer of $30,000.

•	To the extent Shapeways appoints a director as “lead independent director” (if not the chairperson), such director is paid an additional annual cash retainer of $17,500.

•	Directors receive an additional annual cash retainer, as set forth below, for their service on Board committees as follows:

Committee	Chairperson	Member
Audit	$20,000	$10,000
Compensation and Human Capital Committee	$12,000	$6,000
Nominating and Governance	$8,000	$4,000

•	All cash retainers are paid in arrears in quarterly installments within 30 days after the fiscal quarter end.

Equity Compensation

Directors receive RSU awards under the Incentive Plan or any successor plan, subject to the terms and conditions of the Incentive Plan and the applicable restricted stock unit agreement.

Annual Grant. Commencing with Shapeways’ first annual meeting of stockholders, each director will receive an RSU award having a value of $125,000. The date of grant for the annual grant will be the date of the annual meeting of stockholders. The number of shares subject to the annual grant will be determined using the closing price of the common stock on the date of grant. Subject to the director’s continuing service, the service-based requirement will be satisfied on the earlier of (A) the date of the next annual meeting of stockholders or (B) the one-year anniversary of the date of grant.

Initial Grant. Each director whose appointment or nomination as a member of the Board that occurred after the Closing received in connection with such appointment or nomination an RSU award having a value of $215,000. These awards were granted to new directors without existing ownership in the Company. The date of grant for an initial grant will be the date of the director’s appointment or nomination. The number of shares subject to the initial grant will be determined using the closing price of the common stock on the date of grant (unless such closing price is less than $4 per share, in which case $4 shall be determined to be the closing price for purposes of determining the number of shares subject to the annual grant). Subject to the director’s continuing service, the service-based requirement will be satisfied in equal annual installments over a three-year period, and the vesting date in each year will be the anniversary of the date of grant (or if there is no corresponding date, the last date of the month).

Upon a transaction constituting a “Change in Control” as defined in the Incentive Plan, the service- based requirement applicable to outstanding equity awards granted pursuant hereto will be deemed satisfied in full upon the effective date of such transaction.

Mr. Kress does not receive additional compensation for his services as a director.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on the Board or compensation and human capital committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of Shapeways’ common stock as of March 7, 2022:

•	each person known by Shapeways to be the beneficial owner of more than 5% of outstanding common stock on such date;

•	each current executive officer of Shapeways and each member of Shapeways’ board of directors; and

•	all of Shapeways’ executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned securities.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Directors and Named Executive Officers
Josh Wolfe(2)	7,134,051	14.6%
Greg Kress(3)	2,475,871	4.8%
Jennifer Walsh(4)	870,171	1.8%
Miko Levy(5)	402,977	*
Alberto Recchi(6)	951,531	1.9%
Patrick Jones	13,000	*
Robert Jan Galema(7)	3,508,963	7.2%
Ryan Kearny	—	—
Leslie Campbell	—	—
All executive officers and directors as a group (9 individuals)	15,356,564	29.4%
5% Beneficial Holders
Andreessen Horowitz Fund III, L.P.(8)	5,304,463	10.9%
Index Ventures(9)	5,418,459	11.1%
Koninklijke Philips N.V. (F/K/A Koninklijke Philips Electronics)(10)	4,146,478	8.5%
Lux Capital(11)	7,134,051	14.6%
Stichting Depositary INKEF Investment Fund(12)	3,508,963	7.2%
Union Square Ventures 2008, L.P.(13)	6,107,670	12.5%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each executive officer and director of the Company is c/o Shapeways Holdings, Inc., 30-02 48th Avenue, Long Island City, NY 11101.
(2)

Consists of (i) 3,811,111 shares held by Lux Ventures III, L.P., of which 381,111 shares are subject to the Earnout Terms (as defined in Note 3 to the consolidated financial statements included in this Report), (ii) 3,148,460 shares held by Lux Co-Invest Opportunities, L.P., of which 284,846 shares are subject to the Earnout Terms, (iii) 172,666 shares held by Lux Ventures Cayman III, L.P., of which 17,266 shares are subject to the Earnout Terms and (iv) 1,814 shares held by Lux Ventures III Special Founders Fund, L.P., of which 181 shares are subject to the Earnout Terms. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Co-Invest Opportunities, L.P. Lux Venture Partners III, LLC is the general partner of Lux Ventures III, LP and of Lux Ventures III Special Founders Fund, L.P. Lux Ventures Cayman III General Partner Limited is the general partner of Lux Ventures Cayman III, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures Cayman III, L.P. Peter Hebert and Josh Wolfe are the individual managing members of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited. The individual managers, as the sole managers of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures III, L.P., Lux Co-Invest Opportunities, L.P., Lux Ventures Cayman III, L.P. and Lux Ventures III Special Founders Fund, L.P. Each of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited, and the individual managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.

(3)	Includes 2,357,866 shares subject to options, all of which are fully vested and exercisable.
(4)	Includes 743,454 shares subject to options, all of which are fully vested and exercisable.

(5)	Includes 402,977 shares subject to options, all of which are fully vested and exercisable.
(6)

Consists of (i) 653,123 shares and (ii) 298,408 warrants exercisable for shares of common stock held by Alberto Recchi through an entity he controls, Ampla Capital LLC. The address for Ampla Capital LLC is 1049 Park Ave. 14A, New York, NY 10028.

(7)

Consists of 3,508,963 shares held by Stichting Depositary INKEF Investment Fund, of which 325,896 shares are subject to the Earnout Terms. Robert John Galema, Roel Bulthuis, Corne Jansen and Wolfgang Noldeke together exercise voting and investment control over shares held by Stichting Depositary INKEF Investment Fund. The address for these entities and individuals is Gustav Mahlerplein 66b, 9th Floor, 1082 MA, Amsterdam, the Netherlands.

(8)

Consists of (i) 4,989,040 shares received by Andreessen Horowitz Fund III, L.P. for itself and as nominee for Andreessen Horowitz Fund III-A, L.P., Andreessen Horowitz Fund III-B, L.P. and Andreessen Horowitz Fund III-Q, L.P. (collectively the “AH Fund III Entities”), in the Business Combination as an equityholder of Legacy Shapeways, of which 488,904 shares are subject to the Earnout Terms and (ii) 315,423 shares held by AH Parallel Fund III, L.P., of which 31,542 shares are subject to the Earnout Terms, for itself and as a nominee for AH Parallel Fund III-A, L.P., AH Parallel Fund III-B, L.P. and AH Parallel Fund III-Q, L.P. The address for the entities set forth herein is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.

(9)

Consists of (i) 5,307,738 shares held by Index Ventures V (Jersey), L.P. (“Ventures”), of which 530,773 shares are subject to the Earnout Terms, (ii) 42,994 shares held by Index Ventures V Parallel Entrepreneur Fund (Jersey), L.P. (“Entrepreneur”), of which 4,299 shares are subject to the Earnout Terms and (iii) 67,728 shares held by Yucca (Jersey) SLP (“Yucca” and, together with Ventures and Entrepreneur, the “Index Funds”), of which 6,773 shares are subject to the Earnout Terms. The principal place of business of the Index Funds is 44 Esplanade, St. Helier, Jersey JE4 9WG, Channel Islands.

(10)

Includes 414,647 shares subject to the Earnout Terms. The address for Koninklijke Philips N.V. (F/K/A Koninklijke Philips Electronics N.V.) is Philips International BV, Amstelplein 2, 1096 BC Amsterdam, the Netherlands.

(11)	Includes the shares referenced in footnote (2).
(12)	Includes the shares referenced in footnote (7).
(13)

Consists of 6,107,670 shares held by Union Square Ventures 2008, L.P., of which 580,767 shares are subject to the Earnout Terms. The address for Union Square Ventures 2008, L.P. is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2021.

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,466,835	(1)	$0.63	(2)	7,446,310	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,466,835	(1)	$0.63	(2)	7,446,310	(3)

(1)	Represents 4,806,387 outstanding options under the 2010 Stock Plan and 660,448 restricted stock units under the 2021 Equity Incentive Plan.
(2)	Represents the weighted-average exercise price of the 4,806,387 outstanding options.
(3)	Includes 6,550,589 and 895,721 shares available for future issuance under the 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Galileo Related Party Transactions

Prior to the Business Combination, Galileo Founders Holdings, L.P. (“Sponsor”) agreed with Galileo that, commencing on the date of Galileo’s initial public offering (the “IPO”) through the earlier of Galileo’s consummation of Galileo’s initial business combination or Galileo’s liquidation, it would make available to Galileo certain general and administrative services, including office space, utilities and secretarial support, as Galileo may require from time to time.

Galileo entered into the Administrative Services Agreement, commencing on October 17, 2019 through the earlier of the consummation of a business combination or the Galileo’s liquidation, to pay Ampla Capital, LLC, an affiliate of Galileo’s then chief financial officer, a monthly fee of approximately $3,000 for general and administrative services, including office space, utilities and secretarial support. For the fiscal years ended December 31, 2021 and 2020, Galileo incurred and paid $27,000 and $36,000 in fees for these services, respectively. The Administrative Services Agreement terminated upon the Closing of the Business Combination on September 29, 2021.

Pursuant to that certain marketing agreement entered into by Galileo and EarlyBirdCapital, Inc. (“EBC”) in connection with the IPO (the “Business Combination Marketing Agreement”), a transaction fee equal to 3.5% of the gross proceeds received by Galileo in the IPO, or $4,830,000, up to 25% of which may be paid to investment banks or other financial advisors that did not participate in the IPO and assist Galileo in consummating a business combination (the “EBC Transaction Fee”), was payable to EBC upon consummation of the Business Combination. At the Closing, EBC was paid the EBC Transaction Fee and EBC was reimbursed for its reasonable costs and expenses associated with services performed in connection with the IPO. In addition, designees of EBC own 150,000 shares of common stock, issued to them for nominal consideration in connection with the IPO, and 548,000 Private Warrants, purchased by EBC at a price of $1.00 per Private Warrant.

In connection with the Business Combination, on April 26, 2021, Galileo entered into capital markets advisory agreements with Needham and with Craig Hallum, pursuant to which a capital markets advisory fee (collectively, the “Capital Markets Advisory Fees”) was payable to each of Needham and Craig Hallum at, and contingent upon, the Closing. The Capital Markets Advisory Fees, in aggregate, constituted 25% of the EBC Transaction Fee pursuant to the Business Combination Marketing Agreement, or $1,203,808. At the Closing, Needham and Craig Hallum were paid the Capital Markets Advisory Fees and Needham and Craig Hallum were reimbursed for their reasonable out-of-pocket costs and expenses.

Pursuant to the Stifel Engagement Letter, a placement fee (the “Placement Fee”) equal to 4.0% of the gross proceeds to Galileo from the PIPE Investment, excluding proceeds from PIPE investors that were stockholders of Legacy Shapeways as of the date they entered into subscription agreements and excluding proceeds from Stifel or any of its affiliates, was payable to Stifel upon consummation of the PIPE Investment. At the Closing, the Placement Fee of $2,645,000 was paid to Stifel and Stifel was reimbursed for its reasonable out-of-pocket expenses.

Legacy Shapeways Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment, and change in control arrangements discussed elsewhere in this Report, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

•	Shapeways has been or is to be a participant;

•	the amount involved exceeded or exceeds the lesser of (a) $120,000 or (b) one percent of the average of Shapeways’ total assets at year-end for the fiscal years ended December 31, 2021 and 2020; and

•

any of Shapeways’ directors, executive officers or holders of more than 5% of its capital stock prior to the Business Combination, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Promissory Note to former Chief Executive Officer

On or around August 2012, Legacy Shapeways entered into a promissory note (the “Weijmarshausen Promissory Note”) with its then-chief executive officer, Peter Weijmarshausen, bearing interest equal to the greater of (a) 0.88% per annum or (b) the mid-term Applicable Federal Rate under Section 1274(d) of the Internal Revenue Code in effect during the time the note is outstanding, pursuant to which Legacy Shapeways loaned Mr. Weijmarshausen $175,000, which amount would become due and payable, together with interest accrued thereunder, on the earlier of August 2017 or the consummation of a “Liquidation Event” as defined in Legacy Shapeways’ Restated Certificate of Incorporation. On August 25, 2017, Legacy Shapeways and Mr. Weijmarshausen amended the terms of the Weijmarshausen Promissory Note to extend the maturity date to August 10, 2020. On July 28, 2020, Legacy Shapeways and Mr. Weijmarshausen again amended the terms of the Weijmarshausen Promissory Note to extend the maturity date to August 10, 2021, and on or around August 10, 2020, Mr. Weijmarshausen paid to Legacy Shapeways $50,000 in respect of outstanding interest and principal under the Weijmarshausen Promissory Note. In connection with the closing of the Business Combination, Mr. Weijmarshausen repaid all outstanding interest and principal under the Weijmarshausen Promissory Note.

Sales of Convertible Promissory Notes

In June 2019, Legacy Shapeways sold convertible promissory notes having an aggregate principal amount of $5 million. In December 2020, Legacy Shapeways entered into an amendment which extended the maturity date of the convertible promissory notes to June 19, 2021. Immediately prior to the closing of the Business Combination, each convertible promissory note was converted into shares of Legacy Shapeways’ Series E Preferred Stock, par value $0.0001 (the “Series E Preferred Stock”) as shown in the following table:

Legacy Shapeways Stockholder	Principal Balance of Convertible Promissory Notes	Converted Series E Preferred Shares
Union Square Ventures 2008, L.P.	$1,666,667	565,425
Lux Co-Invest Opportunities, L.P.	$1,666,667	565,425
Stichting Depositary INKEF Investment Fund	$1,666,667	565,425

Each share of Legacy Shapeways’ Series E Preferred Stock converted automatically into one share of Shapeways common stock immediately prior to the Closing. At the Closing, holders of Legacy Shapeways common stock received a number of shares of Shapeways’ common stock equal to the total consideration received by holders of shares of Legacy Shapeways common stock and preferred stock in connection with the Closing of the Business Combination.

Indemnification Agreements

Shapeways has entered into indemnification agreements with each of its executive officers, directors and certain key employees and purchased directors’ and officers’ liability insurance. The indemnification agreements, our Charter and our Bylaws require Shapeways to indemnify its directors and officers to the fullest extent permitted under Delaware law. Our Charter and our Bylaws also provide the Board with discretion to indemnify officers and employees when determined appropriate. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Shapeways will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.

Founders Registration Rights Agreement

In connection with the Closing, that certain Registration Rights Agreement of Galileo, dated October 17, 2019, by and among Galileo, the Sponsor and EBC was amended by that certain First Amendment to Registration Rights Agreement (as amended, the “Founders Registration Rights Agreement”). The amendment to the Founders Registration Rights Agreement reflected that the registration rights of the Sponsor and EBC thereunder will be pari passu with the registration rights provided to certain securityholders of Shapeways under the Shapeways Registration Rights Agreement (as defined below).

Shapeways Registration Rights Agreement

In connection with the Business Combination, entities affiliated with Lux Capital entered into a registration rights agreement (the “Shapeways Registration Rights Agreement”) to provide such securityholders with registration rights that are on terms substantially similar in all material respects to, and pari passu with, the registration rights set forth in the Founders Registration Rights Agreement.

Share Escrow Agreement Amendment

On October 17, 2019, Galileo, Sponsor and the escrow agent entered into a share escrow agreement (the “Share Escrow Agreement”) pursuant to which shares held by the Sponsor were placed into an escrow account. In connection with the Business Combination, Galileo’s shareholders approved an amendment to the Share Escrow Agreement, pursuant to which the Sponsor agreed, subject to certain exceptions, not to effect any direct or indirect sale, transfer or other disposition with respect to any shares of common stock issued to the Sponsor in the Merger for a period commencing on the Closing and ending on the earlier of (x) 180 days after the date of the Closing, and (y) the date after the Closing on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party. The amendment to the Share Escrow Agreement was effected to match the lock-up period thereunder with the lock-up period reflected in the lock-up agreements with certain stockholders of Shapeways entered into in connection with the Business Combination.

Related Person Transactions Policy Following the Business Combination

Shapeways’ Board adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of the Company’s directors;

•	any person who is known by the Company to be the beneficial owner of more than 5% of the Company’s voting shares;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother- in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of the Company’s voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Company’s voting shares; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

The Company has implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to the Company’s audit committee charter, the audit committee will have the responsibility to review related party transactions.

Director Independence

The Board consists of seven members, six of whom qualify as independent within the meaning of the independent director guidelines of NYSE.

The Company’s common stock is listed on NYSE. Under the rules of NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 of the Exchange Act and the rules of NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of NYSE.

We have undertaken a review of the independence of each director and considered whether each director has a material relationship that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we have determined that Josh Wolfe, Robert Jan Galema, Patrick S. Jones, Alberto Recchi, Ryan Kearny and Leslie Campbell are “independent directors” as defined under the listing requirements and rules of NYSE and the applicable rules of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm include:

	For the Fiscal Year Ended December 31,
	2021	2020 (5)
Audit Fees (1)	$255,518	$93,503
Audit-Related Fees (2)	159,269	64,991
Tax Fees (3)	46,610	28,428
All Other Fees (4)	92,560	—

Total	$553,957	$186,922

1.

Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

2.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3.	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
4.	All Other Fees. All other fees consist of fees billed for all other services.
5.	Fees presented for the year fiscal year ended December 31, 2020 pertain to Legacy Shapeways.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	The following documents are filed as part of this Report:

i.	Financial Statements (see pages F-1 through F-34 of this Report):

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets

3.	Statements of Operations and Comprehensive Loss

4.	Statements of Preferred and Common Stock and Stockholder’s Equity (Deficit)

5.	Statements of Cash Flows

6.	Notes to Financial Statements

ii.	Financial Statement Schedules:

1.	All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements

b.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1+	Agreement and Plan of Merger and Reorganization, dated as of April 28, 2021, by and among Galileo, Galileo Founders Holdings, L.P., in the capacity as the Purchaser Representative thereunder, Shapeways, Inc., and Fortis Advisors LLC, in the capacity as the Seller Representative thereunder (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

3.1	Certificate of Incorporation of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

3.2	Bylaws of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

4.1	Warrant Agreement, dated as of October 17, 2019, between Galileo and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

4.2	Certificate of Corporate Domestication of Galileo Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260387), filed with the SEC on October 20, 2021).

4.3*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Share Escrow Agreement, dated October 17, 2019, by and between Galileo, the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

Exhibit No.	Description

10.2	Amendment to Share Escrow Agreement, dated as of September 29, 2021, by and among Galileo Acquisition Corp., Galileo Founders Holdings, L.P., Continental Stock Transfer & Trust Company, as escrow agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.3	Registration Rights Agreement, dated September 29, 2021, by and among Galileo Acquisition Corp. and the investors party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.4	First Amendment to Registration Rights Agreement, dated September 29, 2021, by and among Galileo Acquisition Corp., Galileo Founders Holdings, L.P. and the investors party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.5	Shapeways Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.6	Shapeways Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.7#	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Greg Kress (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.8#	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Jennifer Walsh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.9#	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Miko Levy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.10	Warrant Subscription Agreement, dated October 17, 2019, by and between Galileo and Galileo Founders Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.11	Warrant Subscription Agreement, dated October 17, 2019, by and between Galileo and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.12	Non-Competition Agreement, effective as of April 28, 2021, by and among Galileo, Shapeways, and Greg Kress (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.13	Form of Subscription Agreement, dated as of April 28, 2021, by and among Galileo, Shapeways, Inc., and the subscriber party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.14	Memorandum of Understanding, dated as of March 26, 2021, by and between Shapeways, Inc. and Desktop Metal (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.15	Form of Shapeways Holdings, Inc. Transaction Bonus RSU Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

Exhibit No.	Description

10.16	Form of Shapeways Holdings, Inc. Earnout RSU Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.17	Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.18	Form of Stock Option Agreement with Greg Kress under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.19	Form of Stock Option Agreement with Jennifer Walsh under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.3 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.2	Form of Stock Option Agreement with Miko Levy under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.4 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

23.1*	Consent of Withum Smith+Brown

24.1*	Power of Attorney (contained in the signature page to this Report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase

104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: March 31, 2022	By:	/s/ Jennifer Walsh
Jennifer Walsh
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Greg Kress and Jennifer Walsh and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg Kress	Chief Executive Officer and Director	March 31, 2022
Greg Kress	(Principal Executive Officer)

/s/ Jennifer Walsh	Chief Financial Officer	March 31, 2022
Jennifer Walsh	(Principal Financial and Accounting Officer)

/s/ Josh Wolfe	Executive Chairman and Director	March 31, 2022
Josh Wolfe

/s/ Leslie Campbell	Director	March 31, 2022
Leslie Campbell

/s/ Robert Jan Galema	Director	March 31, 2022
Robert Jan Galema

/s/ Patrick S. Jones	Director	March 31, 2022
Patrick S. Jones

/s/ Ryan Kearny	Director	March 31, 2022
Ryan Kearny

/s/ Alberto Recchi	Director	March 31, 2022
Alberto Recchi

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Shapeways Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shapeways Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2022

PCAOB ID - 100

SHAPEWAYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$79,677	$8,564
Restricted cash	142	145
Accounts receivable	1,372	185
Inventory	927	727
Promissory note due from related party	—	151
Prepaid expenses and other current assets	4,360	1,910

Total current assets	86,478	11,682
Property and equipment, net	4,388	948
Right-of-use assets, net	842	2,102
Goodwill	1,835	1,835
Security deposits	175	175

Total assets	$93,718	$16,742

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,909	$1,633
Accrued expenses and other liabilities	2,645	3,319
Current portion of long-term debt	—	8,332
Operating lease liabilities, current	639	1,222
Deferred revenue	921	753

Total current liabilities	6,114	15,259
Operating lease liabilities, net of current portion	326	1,094
Warrant liabilities	2,274	—
Long-term debt	—	2,236

Total liabilities	8,714	18,589

Commitments and contingencies
Stockholders’ equity (deficit) (1)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 48,627,739 and 32,184,263 shares issued and outstanding as of December 31, 2021 and 2020, respectively)	5	3
Additional paid-in capital	198,179	112,994
Accumulated deficit	(112,811)	(114,567)
Accumulated other comprehensive loss	(369)	(277)

Total stockholders’ equity (deficit)	85,004	(1,847)

Total liabilities and stockholders’ equity (deficit)	$93,718	$16,742

(1)	Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue, net	$33,623	$31,775
Cost of revenue	17,673	17,903

Gross profit	15,950	13,872
Operating expenses
Selling, general and administrative	17,561	10,752
Research and development	6,281	5,592
Amortization and depreciation	133	149

Total operating expenses	23,975	16,493

Loss from operations	(8,025)	(2,621)
Other income (expense)
Long-term debt forgiveness	2,000	—
Change in fair value of warrant liabilities	8,106	—
Interest expense	(404)	(582)
Interest income	1	1
Other income	7	9
Loss on disposal of assets	—	(4)

Total other income (expense), net	9,710	(576)

Income (loss) before income tax benefit	1,685	(3,197)
Income tax benefit	(71)	(29)

Net income (loss)	1,756	(3,168)
Deemed dividend—Earnout Shares	(18,132)	—

Net loss attributable to common stockholders	$(16,376)	$(3,168)

Net income (loss) per share:
Basic	$0.04	$(0.09)

Diluted	$0.04	$(0.09)

Net loss per share attributable to common stockholders:
Basic	$(0.40)	$(0.09)

Diluted	$(0.40)	$(0.09)

Weighted average common shares outstanding: (1)
Basic	41,040,637	35,713,913

Diluted	41,040,637	35,713,913

Other comprehensive (loss) income
Foreign currency translation adjustment	(92)	83

Comprehensive loss	$(16,468)	$(3,085)

(1)	Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (1)

(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2020 (as previously reported)	22,579,695	$2	15,894,428	$2	$112,186	$(111,399)	$(360)	$431
Retroactive application of reverse recapitalization	(22,579,695)	(2)	16,026,831	1	1	—	—	—

Balance at January 1, 2020 (after effect of reverse recapitalization)	—	—	31,921,259	3	112,187	(111,399)	(360)	431
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	263,004	—	86	—	—	86
Stock-based compensation expense	—	—	—	—	721	—	—	721
Net loss	—	—	—	—	—	(3,168)	—	(3,168)
Foreign currency translation	—	—	—	—	—	—	83	83

Balance at December 31, 2020	—	—	32,184,263	3	112,994	(114,567)	(277)	(1,847)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	1,212,430	—	552	—	—	552
Issuance of Legacy Shapeways convertible Series B-1 preferred stock resulting from exercise of warrants	—	—	19,177	—	60	—	—	60
Issuance of Legacy Shapeways common stock upon conversion of convertible notes	—	—	1,406,741	—	5,913	—	—	5,913
Issuance of Legacy Shapeways common stock upon exercise of warrants	—	—	212,234	—	—	—	—	—
Issuance of Legacy Shapeways convertible Series D preferred stock upon exercise of warrants	—	—	89,217	—	—	—	—	—
Repurchase of Legacy Shapeways common stock	—	—	(19,226)	—	(152)	—	—	(152)
Effect of Merger and recapitalization, net of redemptions and issuance costs	—	—	5,691,648	1	10,035	—	—	10,036
Issuance of common stock pursuant to PIPE financing, net of issuance costs	—	—	7,500,000	1	64,936	—	—	64,937
Issuance of common stock upon exercise of stock options	—	—	86,533	—	43	—	—	43
Issuance of common stock for settlement of restricted stock units	—	—	410,000	—	1,558	—	—	1,558
Tax payments related to shares withheld for vested restricted stock units	—	—	(165,278)	—	(594)	—	—	(594)
Stock-based compensation expense	—	—	—	—	1,349	—	—	1,349
Transfer of Private Warrants to Public Warrants	—	—	—	—	1,485	—	—	1,485
Net income	—	—	—	—	—	1,756	—	1,756
Foreign currency translation	—	—	—	—	—	—	(92)	(92)

Balance at December 31, 2021	—	—	48,627,739	$5	$198,179	$(112,811)	$(369)	$85,004

(1)	Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,756	$(3,168)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	593	473
Loss on disposal of assets	—	4
Stock-based compensation expense	2,907	721
Non-cash lease expense	763	2,056
Non-cash debt forgiveness	(2,000)	—
Change in fair value of warrant liabilities	(8,106)	—
Change in operating assets and liabilities:
Accounts receivable	(1,180)	(40)
Inventory	(175)	(310)
Prepaid expenses and other assets	(2,355)	(5)
Interest on promissory note due from related party	—	49
Security deposits	—	259
Accounts payable	207	(379)
Accrued expenses and other liabilities	223	814
Lease liabilities	(854)	(2,129)
Deferred revenue	162	345
Deferred rent	—	(283)

Net cash used in operating activities	(8,059)	(1,593)

Cash flows from investing activities:
Purchases of property and equipment	(3,960)	(104)

Net cash used in investing activities	(3,960)	(104)

Cash flows from financing activities:
Principal payments on capital leases	—	(18)
Proceeds from issuance of common stock	595	86
Proceeds received from exercise of preferred stock warrants	60	—
Tax payments related to shares withheld for vested restricted stock units	(594)	—
Effect of Merger, net of transaction costs	86,792	—
Repayments of loans payable	(3,586)	(1,318)
Proceeds from loans payable	—	1,982

Net cash provided by financing activities	83,267	732

Net change in cash and cash equivalents and restricted cash	$71,248	$(965)

Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	(138)	69
Cash and cash equivalents and restricted cash at beginning of year	8,709	9,605

Cash and cash equivalents and restricted cash at end of year	$79,819	$8,709

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$85	$182

Issuance of Legacy Shapeways common stock upon conversion of convertible notes	$5,913	$—

Repurchase of Legacy Shapeways common stock	$(152)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 11 additive manufacturing technologies and approximately 100 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 23 million parts to 1 million customers in over 175 countries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the rules and regulations of Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

•

The business of the Company is the continued business of Legacy Shapeways. The business of the Company will continue to focus on Legacy Shapeways’ core offerings related to the facilitation of the sale, design and manufacturing of 3D printed items.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Shapeways. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively adjusted based on shares reflecting the conversion ratio (as defined below) established in the Merger.

Use of Estimates

The preparation of the Company’s consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Functional Currency

The local currency is the functional currency for Shapeways BV’s (a wholly-owned subsidiary of the Company) operations outside the United States. Assets and liabilities of these operations are translated into U.S. Dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within stockholders’ equity (deficit). Gains and losses from foreign currency transactions are included in net loss for the period.

Cash, Cash Equivalents and Restricted Cash

Cash includes cash on hand and demand deposits. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, the Company believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts. Restricted cash represents cash required to be held as collateral for the Company’s credit cards and security deposit for its facility in the Netherlands. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The reconciliation of cash and cash equivalents and restricted cash reported within the applicable consolidated balance sheet that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2021	2020
Cash and cash equivalents	$79,677	$8,564
Restricted cash	142	145

	$79,819	$8,709

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at December 31, 2021 and December 31, 2020.

Inventory

Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution center. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of December 31, 2021 and December 31, 2020, the Company determined an allowance was not deemed necessary.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the years ended December 31, 2021 and December 31, 2020. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

Asset Category	Depreciable Life
Machinery and equipment	5 years
Computers and IT equipment	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	**

**	Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the years ended December 31, 2021 and December 31, 2020.

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

Under ASC 350, Intangibles—Goodwill and Other, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. Impairment tests are performed, at a minimum, in the fourth quarter of each year. Management uses the future discounted cash flows valuation approach to determine the fair value of reporting units and determines whether the fair value of reporting units exceeded its carrying amounts. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The impairment review requires management to make judgments in determining various assumptions with respect to revenues, operating margins, growth rates and discount rates. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill as of December 31, 2021 or December 31, 2020.

Fair Value Measurements

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s consolidated balance sheets. The Company does not currently maintain any finance lease arrangements. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities.

ROU assets and lease liabilities are recognized at commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on estimated rate of interest for collateralized borrowing since the Company’s leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and actual lease term at commencement date. The lease term may include options to extend when it is reasonably certain that the Company will exercise that option. ROU assets include lease payments made in advance, and excludes any incentives received or initial direct costs incurred. The Company recognizes lease expense on a straight-line basis over the lease term.

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

Stock-based Compensation

The Company recognizes compensation expense for stock-based payment awards, including stock options and restricted stock units (“RSUs”) within the scope of ASC 718, Stock Compensation. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred.

Public and Private Common Stock Warrant Liabilities

As part of Galileo’s initial public offering, Galileo issued to third party investors 13,800,000 units, consisting of one ordinary share of Galileo and one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of Galileo’s initial public offering, Galileo completed the private sale of 4,110,000 warrants to Galileo’s sponsor and EarlyBirdCapital, Inc. at a purchase price of $1.00 per warrant (the “Private Warrants”). In connection with the Business Combination, Galileo’s sponsor exercised its right to convert the aggregate outstanding principal amount of a convertible promissory note issued by Galileo into an aggregate of 500,000 Sponsor Warrants, with terms equivalents to the Private Warrants.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

Research and Development Costs

Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the years ended December 31, 2021 and 2020, research and development costs were $6,281 and $5,592, respectively.

Advertising

Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, advertising costs were $1,887 and $448, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Although the Company believes that it has adequately reserved for uncertain tax positions (including interest and penalties), it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on the Company’s financial condition and operating results. Carryforward attributes that were generated in tax years prior to those that remain open for examination may still be adjusted by relevant tax authorities upon examination if they either have been, or will be, used in a future period.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Net Income (Loss) per Share

In accordance with the provisions of ASC 260, Earnings Per Share, net income (loss) per common share is computed by dividing net income (loss) by the weighted-average shares of Common Stock outstanding during the period. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per common share calculation since the effect would be anti-dilutive.

The following outstanding shares of Common Stock equivalents were excluded from the computation of the diluted net loss per share attributable to Common Stock for the periods in which a net loss is presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Common stock warrants	18,410,000	—
Earnout Shares	3,510,405	—
Unvested RSUs	660,448	—

Included in income (loss) per common share are 4,515,739 and 3,684,586 shares of options due to their nominal exercise prices as of December 31, 2021 and 2020, respectively.

Segment Information

The Company has determined that it operates and reports in one segment, which focuses on providing additive manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer.

Reclassifications

Certain balances in the prior year have been reclassified to conform to the presentation in the current year. These reclassifications include condensing line item classifications in the consolidated balance sheets, statements of operations, and statements of cash flows. These reclassifications had no effect on net loss as previously reported.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In January 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which aims to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be measured as the amount by which the carrying value exceeds the fair value. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2017-04 effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments and also increases information transparency by making disclosure amendments. The standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard is effective for annual reporting periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2018-15 effective January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Accounting for Credit Losses (Topic 326), which requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. Update No. 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

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

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

At the closing of the Business Combination, (1) all outstanding shares of Legacy Shapeways’ preferred stock (including shares of Legacy Shapeways’ preferred stock issuable upon conversion of Legacy Shapeways’ convertible notes outstanding as of the Closing) and Shapeways’ common stock were converted into an aggregate of 35,104,836 shares of Common Stock of the Company, par value $0.0001 per share, representing aggregate consideration value equal to $406,000 (the “Merger Consideration”), 3,510,405 shares of which are subject to the Earnout Terms (as defined below, and such shares, the “Earnout Shares”), (2) options to purchase Legacy Shapeways’ common stock (whether vested or unvested, exercisable or unexercisable) issued pursuant to the Legacy Shapeways 2010 Stock Plan, as amended (the “2010 Stock Plan”), and outstanding immediately prior to the Closing were assumed and converted into (a) options to purchase an aggregate of 4,901,207 shares of Common Stock under the Incentive Plan and (b) in the case of in-the-money options held by individuals who were service providers as of the Closing Date, an aggregate of 493,489 Earnout RSUs granted under the Incentive Plan, which Earn-Out RSUs are subject to the earnout vesting and forfeiture conditions described in the Merger Agreement, (3) all warrants to purchase Legacy Shapeways’ common stock and Shapeways’ preferred stock outstanding immediately prior to the Closing were exercised in full and converted into shares of Legacy Shapeways preferred stock or Legacy Shapeways common stock, as applicable, in accordance with their terms, and each such share of Legacy Shapeways preferred stock and Legacy Shapeways common stock issued upon the exercise of such warrants was converted into an aggregate of 301,750 shares of Common Stock (for the avoidance of doubt, such shares of Common Stock are included in the aggregate shares of Common Stock described in clause (1) above) and (4) any Legacy Shapeways non-plan options outstanding immediately prior to Closing were cancelled without payment in accordance with the terms described in the Merger Agreement.

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

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

aggregate of 7,500,000 shares of Common Stock for a purchase price of $10.00 per share and $75,000,000 in the aggregate (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows for the year ended December 31, 2021:

Recapitalization
Cash—Galileo trust and cash, net of redemption	$28,115
Cash—PIPE Investment, net of transaction costs	75,000
Less: transaction costs and advisory fees allocated to equity	(16,323)

Effect of Merger, net of redemption, transaction costs and advisory costs	$86,792

The following table reconciles the elements of the Business Combination to the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2021:

Recapitalization
Cash—Galileo trust and cash, net of redemption	$28,115
Non-cash net working capital assumed from Galileo	46
Less: fair value of Private and Sponsor Warrant liabilities	(11,865)
Less: transaction costs and advisory fees allocated to equity	(6,260)

Effect of Merger, net of redemption, transaction costs and advisory costs	$10,036

The following table details the number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	13,800,000
Less: redemption of Galileo shares	(11,018,352)

Common stock of Galileo	2,781,648
Galileo founder and representative shares, net of forfeited shares	2,910,000
Shares issued in PIPE Investment	7,500,000

Merger and PIPE Investment—common stock	13,191,648
Legacy Shapeways shares—common stock (1)	35,104,836

Total shares of common stock immediately after Business Combination	48,296,484

(1)	Includes 3,510,405 Earnout Shares

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as (or when) they are performed. Substantially all customer contracts provide that compensation is received for services performed to date. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

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

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Software revenue

In 2020, Shapeways launched their software under the brand of “Powered by Shapeways” to a limited set of design customers to gain feedback on product market fit. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. Shapeways launched the first phase of this offering more broadly under the brand Otto in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by Shapeways.

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

The following table presents our revenues disaggregated by revenue discipline:

	Year Ended December 31,
	2021	2020
Major products/service lines:
Direct sales	$25,554	$23,656
Marketplace sales	7,772	7,955
Software	297	164

Total revenue	$33,623	$31,775

Timing of revenue recognition:
Products transferred at a point in time	$7,772	$7,955
Products and services transferred over time	25,851	23,820

Total revenue	$33,623	$31,775

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity consisted of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$753	$425
Deferred revenue recognized during period	(33,623)	(31,823)
Additions to deferred revenue during period	33,791	32,151

Balance at end of year	$921	$753

The Company expects to satisfy its remaining performance obligations within the next twelve months. The $753 of deferred revenue as of January 1, 2021 was recognized during the year ended December 31, 2021. The opening balance of accounts receivable as of January 1, 2020 was $151.

Practical Expedients and Exemptions

The company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.

Note 5. Inventory

Components of inventory consisted of the following:

	December 31,
	2021	2020
Raw materials	$735	$521
Work-in-process	28	36
Finished goods	164	170

Total	$927	$727

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid expenses	$1,076	$609
Prepaid insurance	2,338	37
Security deposits	—	259
VAT receivable	945	975
Other current assets	1	30

Total	$4,360	$1,910

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7. Property and Equipment, net

Property and equipment consisted of the following:

	December 31,
	2021	2020
Machinery and equipment	$9,438	$5,659
Computers and IT equipment	957	964
Furniture and fixtures	49	50
Leasehold improvements	2,482	2,520

	12,926	9,193
Less: Accumulated depreciation	(8,538)	(8,245)

Property and equipment, net	$4,388	$948

For the years ended December 31, 2021 and 2020, depreciation expense totaled $593 and $473, respectively. Of these amounts, depreciation charged to cost of revenue was $460 and $324 for the years ended December 31, 2021 and 2020, respectively.

Note 8. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued selling expenses	$522	$947
Accrued compensation	814	876
Interest payable	—	612
Taxes payable	328	477
Shapeways credits	287	313
Other	694	94

Total	$2,645	$3,319

Note 9. Commitments and Contingencies

Leases

During the year ended December 31, 2021, the Company maintained three leases of facilities located in the United States and the Netherlands, as well as one lease of office equipment, under operating leases. The Company maintained one additional lease of equipment under a finance lease arrangement which expired during the year ended December 31, 2020. Additionally, the Company terminated one lease of office space during the year ended December 31, 2021.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The table below presents certain information related to the Company’s lease costs:

	Year Ended December 31,
	2021	2020
Operating lease expense	$839	$2,217
Finance lease expense	—	16
Interest expense on finance lease liabilities	—	1
Short-term lease expense	—	14

Total lease cost	$839	$2,248

Right of use assets and lease liabilities for operating leases were recorded in the consolidated balance sheets as follows:

	December 31,
	2021	2020
Assets:
Right-of-use assets, net	$842	$2,102

Total lease assets	$842	$2,102

Liabilities:
Current liabilities:
Operating lease liabilities, current	$639	$1,222
Non-current liabilities:
Operating lease liabilities, net of current portion	326	$1,094

Total lease liability	$965	$2,316

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating leases was 1.83 years and the weighted-average incremental borrowing rate was 5.33% as of December 31, 2021.

Supplemental cash flow information related to the Company’s leases was as follows:

	Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$928	$2,346
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	18
Lease liabilities arising from obtaining right-of-use assets	—	4,445

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of December 31, 2021, future minimum lease payments required under operating leases are as follows:

2022	$675
2023	210
2024	129
2025	1

Total minimum lease payments	1,015
Less effects of discounting	(50)

Present value of future minimum lease payments	$965

Desktop Metal

On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. As of December 31, 2021, the Company paid $4.5 million to Desktop Metal for equipment, materials and services received, and placed purchase orders for another $15.5 million of equipment, materials and services.

Legal Proceedings

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s consolidated financial position or results of operations for the years ended December 31, 2021 and 2020.

Note 10. Borrowing Arrangements

The Company’s outstanding debt obligations consisted of the following:

	December 31,
	2021	2020
Dutch Landlord Loan	$—	$163
Term Loan	—	3,423
Convertible Promissory Notes	—	5,000
PPP Loan	—	1,982

	—	10,568
Less: current portion	—	(8,332)

Long-term debt	$—	$2,236

Dutch Landlord Loan

On May 12, 2014, the Company entered into a loan agreement with its landlord at the Eindhoven factory (the “Dutch Landlord Loan”) to advance €242 to finance leasehold improvements. The Dutch Landlord Loan is unsecured and required interest-only payments until September 30, 2016, followed by monthly payments of

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

principal and interest. Interest accrues at 8.50% per annum through the maturity date on September 30, 2024. The Dutch Landlord Loan was repaid in full during the year ended December 31, 2021.

For the years ended December 31, 2021 and 2020, interest expense totaled $17 and $19, respectively.

Term Loan

On October 29, 2018, the Company entered into a loan and security agreement (the “Term Loan”) for the principal sum of $5,000 with a maturity date of October 29, 2022. The Term Loan required interest-only payments until October 29, 2019, followed by monthly payments of principal and interest. Interest was payable at a rate equal to the prime rate, plus 0.25% per annum. As of December 31, 2020, the interest rate was 3.50%. In connection with the Term Loan, the bank was due a $75 fee in the event of a liquidity event valuing the Company above a certain threshold. At the Closing of the Business Combination, the Company repaid and terminated the Term Loan in full.

For the years ended December 31, 2021 and 2020, interest expense related to the Term Loan totaled $60 and $162, respectively.

Convertible Promissory Notes

On June 19, 2019, the Company entered into note purchase agreements (the “Convertible Promissory Notes”) with certain stockholders of Legacy Shapeways for the aggregate principal sum of $5,000. The Convertible Promissory Notes bore interest at a rate of 8% per annum with all principal and interest due on or before the earlier of (i) December 19, 2020; and (ii) the closing of a Qualified Equity Financing, as defined below. The Convertible Promissory Notes are automatically converted into conversion shares upon the closing of a Qualified Equity Financing. Qualified Equity Financing is defined as the next sale by the Company of preferred stock following the date of the Convertible Promissory Notes on or prior to the maturity date with the principal purpose of raising capital. In the event there is a non-Qualified Equity Financing, the outstanding principal and unpaid accrued interest of each note may be converted, at the written election of the holders of the Convertible Promissory Notes, into conversion shares. Non-Qualified Equity Financing shall mean the next sale by the Company of its equity following the date of the Convertible Promissory Notes on or prior to the maturity date with the principal purpose of raising capital which is not a Qualified Equity Financing. If the next equity financing or a corporate transaction has not occurred on or before the maturity date of the Convertible Promissory Notes, the principal and unpaid accrued interest of each outstanding note may be converted, at the written election of each holder of the Convertible Promissory Notes, into conversion shares on the date of such written election. The number of conversion shares to be issued upon conversion shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due on a Convertible Promissory Note to be converted on the date of the conversion by (ii) the Conversion Price. The conversion price is defined as the Discounted Conversion Price, which is 70% of the next equity price per share. The Convertible Promissory Notes are subordinated in right of payment to all indebtedness of the Company arising under the Term Loan. At inception, the terms of the notes gave rise to a contingent beneficial conversion feature.

On December 14, 2020, the Company executed an amendment to the Convertible Promissory Notes that extended the maturity date to August 10, 2021. All other relevant terms and conditions of the Convertible Promissory Notes remained binding.

Immediately prior to the completion of the Business Combination, the Convertible Promissory Notes in the aggregate principal amount of $5,000 were converted into 1,434,391 shares of common stock of Legacy

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Shapeways (1,189,558 shares of Common Stock post Business Combination), and the related unpaid and accrued interest totaling $913 were converted into 261,884 shares of common stock of Legacy Shapeways (217,183 shares of Common Stock post Business Combination).

For the years ended December 31, 2021 and 2020, interest expense related to the Convertible Promissory Notes totaled $309 and $400, respectively.

Paycheck Protection Program Loan

On May 4, 2020, the Company received an unsecured loan of $1,982 under the Paycheck Protection Program (the “PPP Loan” or “PPP”). The PPP was established under the recently enacted CARES Act and is administered by the U.S. Small Business Administration. On May 4, 2020, the Company entered into a promissory note with Pacific Western Bank evidencing the unsecured PPP Loan.

The PPP Loan had a maturity date of May 4, 2022 and accrued interest at an annual rate of 1.00%. Interest expense totaled $18 for the year ended December 31, 2021. There was no interest expense incurred for the year ended December 31, 2020.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, the Company applied for and was granted forgiveness for all of the PPP Loan.

As of December 31, 2021, the full principal and interest amount of $2,000 of the PPP Loan was forgiven and recorded in other income on the consolidated statement of operations and comprehensive loss. The Company is evaluating whether to repay the loan. If repaid, the Company will reverse the previously recognized gain on debt forgiveness.

Note 11. Stockholders’ Equity (Deficit)

The consolidated statements of changes in stockholders’ equity (deficit) reflects the Business Combination as defined in Note 1 as of September 29, 2021. As Legacy Shapeways was deemed the accounting acquirer in the Business Combination with Galileo, all periods prior to the consummation date reflect the balances and activity of Legacy Shapeways. The balances as of January 1, 2021 and 2020 from the consolidated financial statements of Legacy Shapeways as of that date, share activity (convertible preferred stock, common stock, additional paid in capital, accumulated deficit, and accumulated other comprehensive loss) and per share amounts were retroactively adjusted, where applicable, using the recapitalization conversion ratio of 0.8293 (the “Conversion Ratio”).

Common Stock

Upon closing of the Business Combination, pursuant to the terms of the Certificate of Incorporation, the Company authorized 120,000,000 shares of Common Stock with a par value $0.0001. The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and are entitled to receive dividends, as and if declared by the Board out of legally available funds.

The Company has issued and outstanding 48,627,739 and 32,184,263 shares of Common Stock as of December 31, 2021 and 2020, respectively.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Immediately prior to the completion of the Business Combination, all outstanding Legacy Shapeways common stock warrants were exercised into an aggregate of 255,917 shares of Legacy Shapeways common stock (212,234 shares of Common Stock post Business Combination).

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

Public Warrants

Prior to the Merger, the Company had outstanding 13,800,000 Public Warrants. Each Public Warrant entitles the holder to purchase one share of Common Stock of the Company at an exercise price of $11.50 per share. The Public Warrants become exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants as follows: in whole and not in part; at a price of $0.01 per warrant; at any time while the Public Warrants are exercisable, upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; if, and only if, the reported last sale price of the Company’s ordinary

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

As of December 31, 2021 and 2020, there were 15,295,612 and 13,800,000 Public Warrants outstanding, respectively.

Note 12. Stock-Based Compensation

2010 Stock Plan

Prior to the Business Combination, Legacy Shapeways maintained its 2010 Stock Plan (the “2010 Plan”), under which Legacy Shapeways granted statutory and non-statutory stock to employees, outside directors and consultants. The maximum number of shares of common stock that was issuable under the 2010 Plan was 16,942,546 shares.

In connection with the Business Combination, each Legacy Shapeways stock option that was outstanding immediately prior to Closing, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Shapeways common stock subject to such Legacy Shapeways option immediately prior to the Business Combination and (ii) 90% of the Conversion Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Shapeways option immediately prior to the consummation of the Business Combination, divided by (B) 90% of the Conversion Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shapeways option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

In addition, as discussed in Note 3, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive Earn-Out RSUs equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio (rounded down to the nearest whole number of shares). The Earn-Out RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earn-Out RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s Common Stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo model. The assumptions used to estimate the fair value of Earn-Out RSUs granted during the year ended December 31, 2021 were as follows:

Weighted average grant date fair value	$1.14
Expected term (in years)	3.00
Expected volatility	67.00%
Risk-free interest rate	0.93%
Dividend yield	—

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

If the service of the holder of an Earn-Out RSU terminates before the RSU Performance Milestones have been satisfied, then the portion of the Earn-Out RSUs for which the service-based vesting conditions has been satisfied (taking into account any acceleration provisions) shall remain outstanding and eligible to vest upon achievement of the applicable RSU Performance Milestone. Any Earn-Out RSUs for which the service-based vested conditions have not been satisfied as of such termination of service (taking into account any acceleration provisions) shall be forfeited and cancelled without payment. If any RSU Performance Milestone fails to be satisfied by the end of the Earnout Period, then the Earn-Out RSUs corresponding to such RSU Performance Milestone shall be forfeited and cancelled without payment as of the end of the Earnout Period.

Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s Common Stock under the 2010 Plan at an average exercise price of $0.62 per share.

2021 Equity Incentive Plan

Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. As of December 31, 2021, 7,621,401 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of December 31, 2021, 1,070,812 shares have been awarded and 6,550,589 shares remain available for issuance under the 2021 Plan.

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

	Year Ended December 31,
	2021	2020
Strike price	$0.17	$0.18
Expected term (in years)	5.55 - 6.05	5.00 - 6.04
Expected volatility	57.09% - 57.81%	49.13% - 53.50%
Risk-free interest rate	0.50% - 0.57%	0.37% - 1.46%
Dividend yield	—	—

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the Company’s stock option plan and the activity:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021 (as previously reported)	8,247,340	$0.44	6.72	$—
Retroactive application of reverse recapitalization	(1,967,440)	—	—	—

Outstanding as of January 1, 2021, effect of Merger	6,279,900	$0.58	6.64	$—
Granted	29,420	0.36	9.07	—
Forfeited	(203,970)	0.44	—	—
Exercised	(1,298,963)	0.45	—	$9,450

Outstanding at December 31, 2021	4,806,387	$0.63	6.57	$14,438

Exercisable at December 31, 2021	4,515,739	$0.64	6.48	$13,504

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s Common Stock price and the exercise price of the stock options. The weighted-average grant-date fair value per stock option granted during the years ended December 31, 2021 and 2020 was $0.17 and $0.18, respectively. The Company recorded stock compensation expense related to option awards of $1,297 and $721, respectively, which is included in selling, general and administrative expense for the years ended December 31, 2021 and 2020. As of December 31, 2021, approximately $64 of unrecognized compensation expense related to non-vested option awards is expected to be recognized over the weighted average period of 1.76 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	—	$—
Granted	1,070,812	2.58
Forfeited	(364)	1.06
Vested	(410,000)	3.80

Outstanding at December 31, 2021	660,448	$3.80

Exercisable at December 31, 2021	—	$—

The total fair value of restricted stock unit awards vested during the year ended December 31, 2021 was $1,610.

Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $684 as of December 31, 2021 and is expected to be recognized over the weighted average period of 2.76 years.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

2021 Employee Stock Purchase Plan

Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing Common Stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of December 31, 2021, 895,721 shares of Common Stock are available for purchase under the ESPP. As of December 31, 2021, no shares have been purchased under the ESPP.

Note 13. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and December 31, 2020. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant liabilities	3	$2,274	$—

Warrant Liabilities

Prior to the Business Combination, the Company had outstanding 4,110,000 warrants (the “Private Warrants”) that were issued upon the consummation of the initial public offering of Galileo. Additionally, at the Closing, Galileo’s sponsor converted a convertible note issued by the Company with an aggregate principal amount of $500 into 500,000 warrants (the “Sponsor Warrants”) exercisable for Common Stock at a purchase price of $1.00 per warrant.

The Private Warrants and Sponsor Warrants are identical to the Public Warrants except that the Private and Sponsor Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants or Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants or Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Upon the transfer of a Private Warrant to a party other than the initial purchaser or any of its permitted transferees, the Private Warrants or Sponsor Warrants become Public Warrants and the fair market value of the Private Warrants at the date of transfer is reclassified to equity.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Private Warrants and Sponsor Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Warrants and Sponsor Warrants as derivative liabilities in its consolidated balance sheet as of December 31, 2021.

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

The significant unobservable inputs used in the Binomial Lattice Model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	December 31, 2021	At Closing (September 29, 2021)
Stock price on valuation date	$3.71	$8.54
Exercise price per share	$11.50	$11.50
Expected life	4.75 years	5 years
Volatility	56.4%	43.9%
Risk-free rate	1.2%	1.0%
Dividend yield	—%	—%

Fair value per warrant	$0.73	$2.57

The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Balance at December 31, 2020	$—
Additions pursuant to Merger	11,865
Transfer of Private Warrants to Public Warrants	(1,485)
Change in fair value	(8,106)

Balance at December 31, 2021	$2,274

As of December 31, 2021, 3,114,388 Private Warrants remain outstanding.

Fair Value on a Non-Recurring Basis

The fair value of the Earnout Shares has been estimated using the trading price of the Company’s Common Stock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved,

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

would be issued to Legacy Shapeways shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company is in an accumulated deficit position as of the measurement date, the resulting deemed dividend is recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of December 31, 2021, there are 3,510,405 Earnout Shares unvested and remaining subject to the Earnout Terms.

Note 14. Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020
Income tax provision:
Non-US	$(71)	$(29)
Federal	—	—
State	—	—

Provision for income taxes	$(71)	$(29)

A reconciliation of the income tax expense calculated using the applicable federal statutory rate to the Company’s actual income tax expense is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.00%	21.00%
State and local income taxes, net of federal benefit	(9.65)%	1.74%
Nondeductible expenses	0.53%	(0.85)%
Loan forgiveness	(11.53)%	—%
Warrant liabilities	(55.32)%	—%
Stock-based compensation	(25.33)%	(4.27)%
Change in state tax rates	6.07%	(5.38)%
Change in valuation allowance	73.68%	(12.34)%
True-up adjustments	(1.67)%	2.16%
Foreign rate differential	0.28%	(1.17)%

	(1.95)%	0.89%

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and tax liabilities are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Accrued expense	$64	$46
Sec. 263(a)	17	17
Stock-based compensation	477	131
ASC 842—Right of use lease liability	29	51
Fixed assets	194	168
Net operating losses	24,291	21,965
Tax credits	893	893
Other	6	19
Less: valuation allowance	(25,971)	(23,290)

Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets increased by $2,681 to $25,971 in 2021. In determining the carrying value of our deferred tax assets, the Company evaluated all available evidence that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, it will be able to use the NOLs to offset taxes due at that time.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $101,309, $71,122 of which, if not utilized, expire by 2038. Federal net operating loss carryforwards totaling $30,187 can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of $104,880, with varying expiration dates as determined by each state; some of which may be indefinite lived. Internal Revenue Code of 1986 Section 382 (“Section 382”) and Section 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change of ownership. These carryforwards are not subject to limitation by Section 382 and are all expected to be available to offset future U.S. taxable income.

Utilization of U.S. net operating losses may be limited by “ownership change” rules, as defined in Section 382 of the Code. Similar rules may apply under state tax laws. The Company has not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Code and when it starts utilizing its net operating losses. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses carryovers available in any taxable year could be limited and may expire unutilized. Any limitation that may arise or be determined in the future would not have a material impact on the Company’s financial statements due to the full valuation allowance recorded against the related deferred tax assets.

Note 15. Significant Concentrations

One customer accounted for approximately 23% and 21% of revenue for the years ended December 31, 2021 and 2020, respectively. No other customers represented more than 10% of revenue for the years ended December 31, 2021 and 2020.

SHAPEWAYS HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

One vendor accounted for approximately 11% of purchases for the year ended December 31, 2021. No other vendors represented more than 10% of purchases for the years ended December 31, 2021 and 2020.

As of December 31, 2021, two customers accounted for approximately 32% and 25% of accounts receivable. As of December 31, 2020, two customers accounted for approximately 32% and 10% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of December 31, 2021 and December 31, 2020.

As of December 31, 2021, two vendors accounted for approximately 18% and 11% of accounts payable. As of December 31, 2020, five vendors accounted for approximately 18%, 15%, 15%, 11% and 10% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable as of December 31, 2021 and December 31, 2020.

Note 16. Related Party Transactions

During 2012, the Company signed a $175 promissory note (the “Related Party Note”) with an officer of the Company, bearing interest equal to the greater of (a) 0.88% per annum or (b) the mid-term Applicable Federal Rate under Section 1274(d) of the Internal Revenue Code in effect during the time the note is outstanding. The average interest rates for the year ended December 31, 2020 was 0.78%. On May 12, 2020, the Related Party Note was amended to extend the maturity date such that the remainder of the principal and accrued interest be due and payable on August 10, 2021. The Related Party Note was secured by the assets of the borrower. Immediately prior to the completion of the Business Combination, the Company entered into a stock repurchase agreement with the holder of the Related Party Note to which the Company repurchased 19,226 shares of Common Stock held by the holder in exchange for settlement of the Related Party Note.

Note 17. Subsequent Events

The Company has evaluated all known subsequent events through March 31, 2022, which is the date these consolidated financial statements were issued, and has determined that no subsequent events have occurred requiring recognition or disclosure in these consolidated financial statements.