Form 10-K/A
period 2021-12-31
Shapeways Holdings, Inc.
filed 2022-04-01
CIK 1784851

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

EXPLANATORY NOTE
Shapeways Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission on March 31, 2022, for the sole purpose of filing the required iXBRL reporting.

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
manufacturers that are not able to invest the capital and time necessary to digitize their processes.
Our Strategy
The key elements of our strategy for growth are:

•	Expand Materials Offering . Our materials portfolio has historically been focused on polymers. We will continue to expand our polymers offerings while adding capabilities in industrial metals,

composites and ceramics. We believe that by expanding our materials capabilities and offering a comprehensive and innovative materials portfolio, we will be able to unlock additional opportunities in key markets such as industrial, medical, automotive and aerospace.

•
Build a Diverse, Global Customer Base
.
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

•
Expand Within and Beyond Additive Manufacturing
.
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
Further Commercialize Software Offering
.
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

•
Target Strategic M&A and Partnership Opportunities
.
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

Our Competitive Strengths

•
High quality, flexible
on-demand
manufacturing with proprietary purpose-built software
. Our manufacturing platform adjusts to customers’ needs to optimize for speed, cost and quality. Our platform is designed to be highly configurable to meet the needs of our customers and suited for industrial-grade, high quality, low-volume,
complex
one-part
production at scale. We offer high quality, flexible
on-demand
manufacturing services to deliver finished end parts to our customers in days instead of the weeks or months that are required by traditional manufacturers.

•
Platform scalability and quick adaptability to market shifts
. We do not depend on the success of any one hardware provider, manufacturing technology, or materials vendor. Our software is designed to be highly configurable and integrate easily with new hardware technologies and materials allowing us to adapt and shift in market changes. We expect to continue adding new hardware providers, manufacturing technologies and materials. We believe that we will benefit from the innovation in hardware and materials across the additive manufacturing market, which will allow us to offer even more materials to our customers.

•
Enabling platform adoption across customer types and industries
. Our customer base is diversified across sizes, industries and geographies. Unlike hardware providers, we have the opportunity to capture business from small to medium sized manufacturers that are unlikely to invest the capital required to deploy and support their own digital manufacturing capabilities.

•
Experienced management team with strong investor support
. Our leadership team has decades of category and operational experience, including our engineering, sales and manufacturing teams. We have a proven history in successfully operating and scaling businesses with experience in both technology and manufacturing. Investors with deep domain expertise have supported our business, providing resources and knowledge in the development of our end-to-end
digital manufacturing platform and underlying software.

Our Platform
Shapeways Digital Manufacturing Platform
We offer a broad set of digital manufacturing tools and services to help customers innovate faster, lower costs and scale more efficiently. Our end-to-end
digital manufacturing platform is differentiated through three key areas, design, production, and scale and is powered by our proprietary, purpose-built software:

•
Design
. We provide our customers with advanced design technology and services to help correct and optimize their files to enable successful manufacturability. Through our software and in-house
experts, we assist with file optimization, file correction, material and technology consultation, and prototyping. We also review digital files so they are optimized for materials, strength, structure, and cost, working closely with our customers to ensure quality and end-user
satisfaction. Finally, we offer custom rapid-prototyping services that can accelerate product development by allowing our customers to iterate designs both virtually and physically prior to production.

•
Production
. Through our digital manufacturing platform, our customers have access to numerous innovative additive manufacturing hardware technologies and materials. We built our platform with process visibility and quality in mind, and we offer our customers the ability to track production via real-time dashboards. Our manufacturing technology is able to deliver thousands of unique parts per day with the ability to track by machine, material, operator, and process. Our production capabilities include 11 hardware technologies and approximately 100 materials and finishes. We offer advanced finishing, including painting, polish, chemical treatment, color and metal plating, as well as performance and fit testing, quality checks and assembly for finished end-parts.
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

Name	Material	Technology
Accura 60, Accura Xtreme, Accura Xtreme 200, Grey Primed SLA	Accura 60, Accura Xtreme, Accura Xtreme 200, LT9000	SLA
MJF Plastic PA12, PA12GB, Polypropylene	Nylon 12, Nylon 12 Glass Bead Filled, Polypropylene	MJF
PA11, TPU, Versatile Plastic, Nylon 6 Mineral Filled , Arnite ® T AM1210	Nylon 11, Thermoplastic Polyurethane, Nylon 12, Nylon 6 Mineral Filled, PBT	SLS

Name	Material	Technology
Multi-Color Polyjet	Vero	Polyjet
Stainless Steel 316L, Stainless Steel 17-4PH, 4140 Steel, Copper	Stainless Steel 316L, Stainless Steel 17-4PH, 4140 Steel, Copper	BMD
High Definition Full Color, Fine Detail Plastic	Mimaki MH-100, Visijet M3 Crystal	Material Jetting
BHDA, Ultracur3D ® RG 35, 5015 Elastomeric Shore A 70, 3843 Tough HDT80, 3172 Tough High Impact	R5 Gray, Ultracur3D ® RG 35, 5015 Elastomeric Shore A 70, 3843 Tough HDT80, 3172 Tough High Impact	DLP
EPU 40, RPU 70, UMA 90	Elastomeric Polyurethane, Rigid Polyurethane, Urethane Methacrylate	DLS
Aluminum	Aluminum	DMLS
Steel, Stainless Steel 316L	420 Steel / Bronze (60:40),Stainless Steel 316L, Stainless Steel 17-4PH, Gypsum	Binder Jetting
Bronze, Brass, Copper, Gold Plated Brass, Gold, Platinum, Rhodium Plated Brass, Silver	Wax Casting	Casting

•
Scale
. Our Application Programming Interface (“API”) integrations allow us to easily scale and grow with our customers’ businesses. With our API integrations, customers can seamlessly integrate custom websites or web applications into our platform, enabling them to efficiently scale and leverage our fulfillment capability. We also have integrations with leading third party
e-commerce
providers, allowing our customers who sell consumer-facing goods to connect their stores directly to our platform. Further, our customers have access to our service and support teams, who provide them with deep domain expertise in digital manufacturing technology, materials and production processes.

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
Commercializing Shapeways Software, Otto
We believe the full capabilities of our proprietary, purpose-built software will enable software customers to leverage our end-to-end
manufacturing software and manufacturing capability to scale their business and shift to digital manufacturing. Through
Otto
, software customers can leverage our technology for capabilities such as file-upload, instant pricing, custom checkout, file optimization and manufacturing fulfillment. Software customers can also leverage our software platform to launch new hardware or materials offerings. This solution provides our software customers with the ability to maintain their branding while also providing them access to our end-to-end
manufacturing software for their own manufacturing needs.
Otto enables improved customer accessibility, increased productivity and expanded manufacturing capabilities. It is our belief that Shapeways software will be useful to other manufacturers in some of the following ways:

•
Improved Accessibility
. Our software can shift manufacturers online enabling them to improve customer accessibility. Moving offline processes online enables more streamlined quoting and ordering process, clear communication with the customer through the process, and improved customer visibility to the end-to-end
manufacturing process.

•
Increased Productivity
. Our software digitizes the process from ordering through delivery, creating significant efficiencies in the end-to-end
manufacturing process. This removes manual steps in the process, minimizes unnecessary labor costs, and increases manufacturing throughput.

•
Expanded Capabilities
. Our software will enable customers to expand their manufacturing hardware and material capabilities by leveraging our internal manufacturing capabilities and outsourced supply chain partners. This will enable software customers to expand their manufacturing capabilities and capture more customer share of wallet, without having to invest in hardware.

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
In 2020, we launched our software under the brand
“
Powered by Shapeways
”
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
Executive Officers
Greg Kress
. Since the consummation of the Business Combination, Greg Kress has served as our Chief Executive Officer. Mr. Kress served as Legacy Shapeways’ Chief Executive Officer and a member of Legacy Shapeways’ board of directors from January 2018 to the consummation of the Business Combination. From 2014 to 2017, Mr. Kress served as Chief Operating Officer then as President at Open English, an online education platform. Prior to that, he was a member of the corporate leadership staff at GE, where he held a series of roles in global commercial operations and supply chain management as well as environmental health and safety. Mr. Kress’s background as an innovative and results-driven leader with experience in large and mid-size
organizations brings substantial operating experience to our Board. Mr. Kress earned his Bachelor of Science in Mechanical Engineering from Penn State University.
Miko Levy
. Since the consummation of the Business Combination Miko Levy has served as our Chief Revenue Officer. Mr. Levy served as Legacy Shapeways’ Chief Revenue Officer from September 2019 to the consummation of the Business Combination. He brings a strong track record of success in driving business growth while expanding sales channels and driving global marketing momentum. From 2013 to 2019, Miko served as a Vice President for Outbrain, a web advertising platform. Before that, he held a series of leadership and marketing positions, at Conduit, ROASTe, and 888. Mr. Levy earned his Master’s in Business Administration in Marketing and Entrepreneurship from Tel Aviv University and a Bachelor of Arts in Economics and Management from the Academic College of
Tel-Aviv.
Jennifer Walsh
. Since the consummation of the Business Combination, Jennifer Walsh has served as our Chief Financial Officer. Ms. Walsh served as Legacy Shapeways’ Chief Financial Officer from March 2018 to the consummation of the Business Combination and expanded her role to Chief Operating Officer in 2019. From 2015 to 2018, Ms. Walsh served as CFO for Return Path, a global SaaS and data solutions business. Before that, she was Vice President of Finance and Operations for communications consulting firm maslansky+partners and also served as a divisional CFO at (fka) Time Warner, overseeing nine Time brands spanning print, digital, mobile, TV, events, and licensed retail products. Ms. Walsh earned her Bachelor of Science from the Wharton School of the University of Pennsylvania and a Masters of Business Administration from Columbia Business School.
Non-Employee
Directors
Josh Wolfe
. Since the consummation of the Business Combination, Josh Wolfe has served as Chairman of the Board. Mr. Wolfe served on Legacy Shapeways’ board of directors from May 2012 to the consummation of the Business Combination. Mr. Wolfe is a Managing Director of Lux Capital, a venture capital firm he co-founded
in 2000. Mr. Wolfe currently serves on the board of directors of a number of private companies. Mr. Wolfe earned his Bachelor of Science in Applied Economics from Cornell University. Mr. Wolfe’s background in identifying and building next-generation technologies and companies brings broad expertise that allows him to make valuable contributions to our Board.
Leslie C.G. Campbell
. Leslie C. G. Campbell has served as a member of our board of directors, as Chair of the Compensation and Human Capital Committee, and as a member of Nominating and Corporate Governance Committee since October 2021. Ms. Campbell previously served as the Chief Procurement Officer for Reed Elsevier, Inc., from September 2007 to December 2012. From March 1998 to September 2007, Ms. Campbell held a number of positions at Dell, Inc., most recently as the Vice President of Worldwide Procurement, and previously as the Vice President and General Manager, Global Segment EMEA. Ms. Campbell held a number of positions at Oracle Corporation from May 1990 to January 1998, most recently as Vice President, Corporate Purchasing. From August 1982 to May 1990, she held a number of positions at KPMG Peat Marwick LLP, a member firm of KPMG International, most recently as a Senior Manager. Ms. Campbell has served as a member of the board of directors of Coupa Software, Inc. since May 2016, a member of the board of directors of PetMed Express, Inc. since July 2018, and a member of the board of directors of LiveVox Holdings, Inc. since June 2021. She also serves, or has served, on the advisory boards of several private and non-profit
enterprises. Ms. Campbell holds a B.A. in Business Administration from the University of Washington. We believe Ms. Campbell possesses specific skills and attributes that qualify her to serve as a member of the Board, including her experience as a public board director and her extensive operating experience in general management and supply chain, her international operational and financial expertise, and her experience in the technology industry.
Patrick S. Jones
. Prior to the consummation of the Business Combination, Patrick S. Jones served as a member of the board of directors of Galileo. Since the consummation of the Business Combination, Mr. Jones has served as a member of the Board. Mr. Jones is a private investor with considerable independent board member experience with a variety of technology companies. Mr. Jones served as audit committee chairman and independent board member for Talend SA, a SaaS software company, from 2015 to August 2021. He currently serves as an independent board member of Itesoft SA, a software company, since 2014. Previously, from 2007 to 2017, he was Chairman of the Board of Lattice Semiconductor, Chairman of the Board of Inside Secure (renamed Verimatrix), Chairman of the Board of Dialogic, Chairman of the Board of Epocrates, and has served on other boards including Fluidigm, Openwave Systems and Novell. Prior to this, he was Senior Vice President and Chief Financial Officer for Gemplus SA. Prior to this, Mr. Jones was Vice President of Finance —Corporate Controller for Intel Corp. Mr. Jones has an undergraduate degree from the University of Illinois, and an MBA from Saint Louis University. We believe Mr. Jones is well-qualified to serve on the Board due to his extensive investment and board experience.
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
Ryan Kearny
. Since the consummation of the Business Combination, Ryan Kearny has served as a member of the Board. Mr. Kearny has served as an independent board member for Talend SA, from November 2020 to July 2021. Mr. Kearny has held the position of Chief Technology Officer and Senior Vice President of Development since September 2019 at Lassen Peak, a software security company. Prior to that position, Mr. Kearny served in various increasingly senior roles at F5 Networks, Inc., an application services and application delivery networking company, including serving as Senior Vice President of F5 Networks’ Cloud, Orchestration and Service Provider Product Groups from January 2012 to September 2016, and Chief Technology Officer and Executive Vice President/Senior Vice President of Product Development from September 2016 to May 2019. Mr. Kearny holds a B.S.E.E. degree in electrical and computer engineering from the University of Washington. We believe that Mr. Kearny is well-qualified to serve as a member of the Board because of his experience driving technology strategy, roadmap, and growth for more than two decades in various executive roles.
Alberto Recchi
. Prior to the consummation of the Business Combination, Alberto Recchi served as the Chief Financial Officer and a member of the board of directors of Galileo. Since the consummation of the Business Combination, Mr. Recchi has served as a member of the Board. Mr. Recchi has over 15 years of experience in corporate and leveraged finance, mergers and acquisitions, and principal investing, in both the North American and Western European markets. In 2019, he founded Ampla Capital, a merchant bank, based in New York, which focuses on proprietary direct co-investments,
in both established and growth- oriented SMEs in the North American and Western European markets. Previously, from 2016 to 2019, he was a Managing Director at MC Square Capital, a
co-investment
platform and cross-border boutique merchant bank. Prior to this, Mr. Recchi spent 12 years at Credit Suisse, where he worked in the Private Banking and Wealth Management Division in London for three years, advising corporate treasury departments, single and multi-family offices, ultra-high net worth individuals, across all product offerings, including direct investments, asset management, custody, corporate finance, structured finance, and private wealth management. Prior to that he worked in the Investment Banking Division for nine years, advising financial initial shareholders in the U.S. and E.U., structuring and executing LBOs, IPOs and M&A deals, based in New York first and London thereafter. Mr. Recchi holds B.S. and M.S. degrees in Aerospace Engineering from the Polytechnic of Turin, Italy. He also holds an M.B.A. from Columbia Business School as well as an M&A Certificate of Mastery issued by the New York Institute of Finance. We believe Mr. Recchi is well-qualified to serve on the Board due to his extensive investment and finance background in both the U.S. and Western Europe.
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

	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (3)	Option Awards ($) (4)	Non- Equity Incentive Compens- ation (5)	All Other Compensat -ion ($) (6)	Total ($)
Gregory Kress	2021	$359,021	$79,013		$1,046,949	—	—	$11,600	$1,496,583
Chief Executive Officer	2020	$350,000	$200,000	(2)	—	$242,959	—	$8,550	$801,509
Miko Levy	2021	$262,885	$92,500		$51,490	—	—	$11,600	$418,475
Chief Revenue Officer	2020	$250,000	$100,000		—	$24,296	$90,000	$8,550	$472,846
Jennifer Walsh	2021	$333,375	$51,188		$840,983	—	—	$11,600	$1,237,146
Chief Financial Officer	2020	$325,000	$97,500		—	—	—	$8,550	$431,050

(1)	The amounts in this column represent the base salaries earned in fiscal years 2021 and 2020.
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
Annual Grant
. Commencing with Shapeways’ first annual meeting of stockholders, each director will receive an RSU award having a value of $125,000. The date of grant for the annual grant will be the date of the annual meeting of stockholders. The number of shares subject to the annual grant will be determined using the closing price of the common stock on the date of grant. Subject to the director’s continuing service, the service-based requirement will be satisfied on the earlier of (A) the date of the next annual meeting of stockholders or (B) the one-year
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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Directors and Named Executive Officers
Josh Wolfe (2)	7,134,051	14.6%
Greg Kress (3)	2,475,871	4.8%
Jennifer Walsh (4)	870,171	1.8%
Miko Levy (5)	402,977	*
Alberto Recchi (6)	951,531	1.9%
Patrick Jones	13,000	*
Robert Jan Galema (7)	3,508,963	7.2%
Ryan Kearny	—	—
Leslie Campbell	—	—
All executive officers and directors as a group (9 individuals)	15,356,564	29.4%
5% Beneficial Holders
Andreessen Horowitz Fund III, L.P. (8)	5,304,463	10.9%
Index Ventures (9)	5,418,459	11.1%
Koninklijke Philips N.V. (F/K/A Koninklijke Philips Electronics) (10)	4,146,478	8.5%
Lux Capital (11)	7,134,051	14.6%
Stichting Depositary INKEF Investment Fund (12)	3,508,963	7.2%
Union Square Ventures 2008, L.P. (13)	6,107,670	12.5%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each executive officer and director of the Company is c/o Shapeways Holdings, Inc., 30-02 48th Avenue, Long Island City, NY 11101.
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

1.
Audit Fees
. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of financial statements included in our Quarterly Reports on Form
10-Q
or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

2.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

3.	Tax Fees . Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
4.	All Other Fees . All other fees consist of fees billed for all other services.
5.	Fees presented for the year fiscal year ended December 31, 2020 pertain to Legacy Shapeways.

Policy on Board
Pre-Approval
of Audit and Permissible
Non-Audit
Services of the Independent Auditors
The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve
all audit and permitted
non-audit
services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

a.	The following documents are filed as part of this Report:

i.	Financial Statements (see pages F-1 through F-34 of this Report):

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets

3.	Statements of Operations and Comprehensive Loss

4.	Statements of Preferred and Common Stock and Stockholder’s Equity (Deficit)

5.	Statements of Cash Flows

6.	Notes to Financial Statements

ii.	Financial Statement Schedules:

1.	All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements

b.	The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1+	Agreement and Plan of Merger and Reorganization, dated as of April 28, 2021, by and among Galileo, Galileo Founders Holdings, L.P., in the capacity as the Purchaser Representative thereunder, Shapeways, Inc., and Fortis Advisors LLC, in the capacity as the Seller Representative thereunder (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

3.1	Certificate of Incorporation of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

3.2	Bylaws of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

4.1	Warrant Agreement, dated as of October 17, 2019, between Galileo and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

4.2	Certificate of Corporate Domestication of Galileo Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260387), filed with the SEC on October 20, 2021).

4.3*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Share Escrow Agreement, dated October 17, 2019, by and between Galileo, the Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

Exhibit No.	Description

10.2	Amendment to Share Escrow Agreement, dated as of September 29, 2021, by and among Galileo Acquisition Corp., Galileo Founders Holdings, L.P., Continental Stock Transfer & Trust Company, as escrow agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.3	Registration Rights Agreement, dated September 29, 2021, by and among Galileo Acquisition Corp. and the investors party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.4	First Amendment to Registration Rights Agreement, dated September 29, 2021, by and among Galileo Acquisition Corp., Galileo Founders Holdings, L.P. and the investors party thereto (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.5	Shapeways Holdings, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.6	Shapeways Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.7#	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Greg Kress (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.8#	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Jennifer Walsh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.9#	Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Miko Levy (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.10	Warrant Subscription Agreement, dated October 17, 2019, by and between Galileo and Galileo Founders Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.11	Warrant Subscription Agreement, dated October 17, 2019, by and between Galileo and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.12	Non-Competition Agreement, effective as of April 28, 2021, by and among Galileo, Shapeways, and Greg Kress (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.13	Form of Subscription Agreement, dated as of April 28, 2021, by and among Galileo, Shapeways, Inc., and the subscriber party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.14	Memorandum of Understanding, dated as of March 26, 2021, by and between Shapeways, Inc. and Desktop Metal (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.15	Form of Shapeways Holdings, Inc. Transaction Bonus RSU Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

Exhibit No.	Description

10.16	Form of Shapeways Holdings, Inc. Earnout RSU Award Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.17	Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.18	Form of Stock Option Agreement with Greg Kress under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.19	Form of Stock Option Agreement with Jennifer Walsh under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.3 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.2	Form of Stock Option Agreement with Miko Levy under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.4 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

23.1*	Consent of Withum Smith+Brown

24.1*	Power of Attorney (contained in the signature page to this Report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates a management or compensatory plan.
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

Name	Title	Date

/s/ Greg Kress	Chief Executive Officer and Director	March 31, 2022
Greg Kress	( Principal Executive Officer )

/s/ Jennifer Walsh	Chief Financial Officer	March 31, 2022
Jennifer Walsh	( Principal Financial and Accounting Officer )

/s/ Josh Wolfe	Executive Chairman and Director	March 31, 2022
Josh Wolfe

/s/ Leslie Campbell	Director	March 31, 2022
Leslie Campbell

/s/ Robert Jan Galema	Director	March 31, 2022
Robert Jan Galema

/s/ Patrick S. Jones	Director	March 31, 2022
Patrick S. Jones

/s/ Ryan Kearny	Director	March 31, 2022
Ryan Kearny

/s/ Alberto Recchi	Director	March 31, 2022
Alberto Recchi

Item 8.	Financial Statements and Supplementary Data.

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
.
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
Intangibles—Goodwill and Other
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU
No. 2016-13,
Accounting for Credit Losses (Topic 326)
, which requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale
debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. Update
No. 2016-13
is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.
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
Warrant Liabilities
Prior to the Business Combination, the Company had outstanding 4,110,000 warrants (the “Private Warrants”) that were issued upon the consummation of the initial public offering of Galileo. Additionally, at the Closing
,
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