Form 10-Q
period 2022-03-31
Shapeways Holdings, Inc.
filed 2022-05-16
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission file number: 001-39092
____________________
SHAPEWAYS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	87-2876494
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
30-02 48th Avenue
Long Island City, NY 11101
(Address of principal executive offices) (Zip Code)
(646) 979-9885
(Registrant’s telephone number, including area code)
____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2022 the registrant had 48,948,321 shares of common stock outstanding.

SHAPEWAYS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company,” “Shapeways,” “we,” “us” or “our”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on information available as of the date of this Report and on the current expectations, forecasts and assumptions of the management of the Company, involve a number of judgments, risks and uncertainties and are inherently subject to changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed, contemplated or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors” may not be exhaustive.
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

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$64,692	$79,677
Restricted cash	141	142
Accounts receivable	1,504	1,372
Inventory	894	927
Prepaid expenses and other current assets	6,939	4,360
Total current assets	74,170	86,478
Property and equipment, net	12,464	4,388
Right-of-use assets, net	703	842
Goodwill	1,835	1,835
Security deposits	175	175
Total assets	$89,347	$93,718
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,705	$1,909
Accrued expenses and other liabilities	3,486	2,645
Operating lease liabilities, current	551	639
Deferred revenue	515	921
Total current liabilities	6,257	6,114
Operating lease liabilities, net of current portion	252	326
Warrant liabilities	1,130	2,274
Total liabilities	7,639	8,714
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 48,845,706 and 48,627,739 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	5	5
Additional paid-in capital	198,972	198,179
Accumulated deficit	(116,848)	(112,811)
Accumulated other comprehensive loss	(421)	(369)
Total stockholders’ equity	81,708	85,004
Total liabilities and stockholders’ equity	$89,347	$93,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue, net	$7,570	$8,789
Cost of revenue	4,161	4,660
Gross profit	3,409	4,129
Operating expenses
Selling, general and administrative	6,145	3,033
Research and development	2,065	1,310
Total operating expenses	8,210	4,343
Loss from operations	(4,801)	(214)
Other income (expense)
Long-term debt forgiveness	—	2,000
Change in fair value of warrant liabilities	762	—
Interest expense	—	(151)
Interest income	1	—
Other income	1	—
Total other income, net	764	1,849
(Loss) income before income tax benefit	(4,037)	1,635
Income tax benefit	—	73
Net (loss) income	(4,037)	1,708
Net (loss) income per share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05
Weighted average common shares outstanding: (1)
Basic	53,142,447	35,993,403
Diluted	53,142,447	35,993,403
Other comprehensive (loss) income
Foreign currency translation adjustment	(52)	(9)
Comprehensive (loss) income	(4,089)	1,699
(1)Retroactively restated the common shares for 2021 due to the reverse recapitalization as described in Notes 1 and 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2022	—	$—	48,627,739	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	217,967	—	99	—	—	99
Stock-based compensation expense	—	—	—	—	312	—	—	312
Net loss	—	—	—	—	—	(4,037)	—	(4,037)
Transfer of Private Warrants to Public Warrants	—	—	—	—	382	—	—	382
Foreign currency translation	—	—	—	—	—		(52)	(52)
Balance at March 31, 2022	—	—	48,845,706	5	198,972	(116,848)	(421)	81,708

	Preferred Stock		Common Stock
Three Months Ended March 31, 2021	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2021 (as previously reported)	22,579,695	$2	16,211,567	$2	$112,993	$(114,567)	$(277)	$(1,847)
Retroactive application of reverse recapitalization	(22,579,695)	(2)	15,972,696	1	1	—	—	$—
Balance at January 1, 2021 (after effect of reverse recapitalization) (1)	—	$—	32,184,263	$3	$112,994	$(114,567)	$(277)	$(1,847)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	35,895	—	16	—	—	$16
Stock-based compensation expense	—	—	—	—	174	—	—	$174
Net income	—	—	—	—	—	1,708	—	$1,708
Foreign currency translation	—	—	—	—	—		(9)	$(9)
Balance at March 31, 2021	—	—	32,220,158	3	113,184	(112,859)	(286)	$42
(1)Retroactively restated for the reverse recapitalization as described in Notes 1 and 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	(4,037)	1,708
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	182	141
Stock-based compensation expense	312	174
Non-cash lease expense	131	845
Non-cash debt forgiveness	—	(2,000)
Change in fair value of warrant liabilities	(762)	—
Change in operating assets and liabilities:
Accounts receivable	(134)	(708)
Inventory	24	50
Prepaid expenses and other assets	(2,567)	(558)
Accounts payable	(193)	(35)
Accrued expenses and other liabilities	851	353
Lease liabilities	(154)	(874)
Deferred revenue	(406)	(36)
Net cash used in operating activities	(6,753)	(940)
Cash flows from investing activities:
Purchases of property and equipment	(8,258)	(136)
Net cash used in investing activities	(8,258)	(136)
Cash flows from financing activities:
Proceeds from issuance of common stock	99	16
Repayments of loans payable	—	(460)
Net cash provided by (used in) financing activities	99	$(444)
Net change in cash and cash equivalents and restricted cash	$(14,912)	$(1,520)
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	(74)	(12)
Cash and cash equivalents and restricted cash at beginning of period	79,819	8,709
Cash and cash equivalents and restricted cash at end of period	$64,833	$7,177
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Further, on the Closing Date, Galileo was domesticated and continued as a Delaware corporation (the “Domestication” and, together with the Merger, the “Business Combination”), changing its name to “Shapeways Holdings, Inc.” (the “Company” and/or “Shapeways”). Simultaneously with the execution of the Business Combination, Galileo entered into subscription agreements pursuant to which certain investors agreed to purchase an aggregate of 7,500,000 shares of Common Stock for a purchase price of $10.00 per share and $75,000,000 in the aggregate (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment. Shapeways also operates through its wholly-owned subsidiary, Shapeways BV, which was incorporated in the Netherlands on December 10, 2008.

Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 11 additive manufacturing technologies and more than 100 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 23 million parts to 1 million customers in over 180 countries.
Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the instruction to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways and Shapeways BV. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated interim financial statements should be read along with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022 (the “Annual Report”).

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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Functional Currency

The local currency is the functional currency for Shapeways BV’s operations outside the United States. Assets and liabilities of these operations are translated into U.S. Dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within stockholders’ equity (deficit). Gains and losses from foreign currency transactions are included in net loss for the period.

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

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$64,692	$79,677
Restricted cash	141	142
	$64,833	$79,819

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at March 31, 2022 and December 31, 2021.

Inventory

Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution center. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of March 31, 2022 and December 31, 2021, the Company determined an allowance was not deemed necessary.

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the three months ended March 31, 2022 and March 31, 2021. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

Asset Category	Depreciable Life
Machinery and equipment	5 years
Computers and IT equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	**

**	Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Intangible assets, which consist of technology, customer relationships, and trademarks, are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from three to eight years. The Company periodically reviews the estimated useful lives of intangible assets and adjusts when events indicate that a shorter life is appropriate. In accordance with authoritative accounting guidance, capitalization of costs to develop software begin when preliminary development efforts are successful and completed. Costs related to the design or maintenance of internal-use software are expensed as incurred.

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the three months ended March 31, 2022 and March 31, 2021.

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

Under ASC 350, Intangibles - Goodwill and Other, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. Impairment tests are performed on a quarterly basis. Management uses the future discounted cash flows valuation approach to determine the fair value of reporting units and determines whether the fair value of reporting units exceeded its carrying amounts. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
the difference. The impairment review requires management to make judgments in determining various assumptions with respect to revenues, operating margins, growth rates and discount rates. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill as of March 31, 2022 or December 31, 2021.

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

Business Combination

The Business Combination with Galileo was accounted for as a reverse recapitalization, in accordance with U.S. GAAP (the “Reverse Recapitalization”) and Galileo was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination has been treated as the equivalent of Legacy Shapeways issuing stock for the net assets of Galileo, accompanied by a recapitalization.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Shapeways. The shares and corresponding capital amounts and losses per share, prior to the Merger, have been retroactively adjusted based on shares reflecting the recapitalization conversion ratio of 0.8293 (the “Conversion Ratio”) established in the Merger.

Revenue Recognition

Revenue is derived from two primary sources: (a) products and services and (b) software.

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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Performance obligations are satisfied both at a point of time and over time. All revenue is recognized based on the satisfaction of the performance obligation to date (see Note 3).

Leases

The Company’s lease arrangements relate primarily to office and manufacturing space and equipment. The Company’s leases generally have initial terms ranging from 5 to 10 years and may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset. Additionally, the Company’s leases do not contain significantly restrictive covenants or residual value guarantees.

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company does not currently maintain any finance lease arrangements. ROU assets represent the Company’s right to use an underlying asset and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense for all options and other arrangements within the scope of ASC 718, Stock Compensation. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred.

Public and Private Common Stock Warrant Liabilities

As part of Galileo’s initial public offering, Galileo issued to third party investors 13,800,000 units, consisting of one ordinary share of Galileo and one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of Galileo’s initial public offering, Galileo completed the private sale of 4,110,000 warrants to Galileo’s sponsor and EarlyBirdCapital, Inc. at a purchase price of $1.00 per warrant (the “Private Warrants”). In connection with the Business Combination, Galileo’s sponsor exercised its right to convert the aggregate outstanding principal amount of the convertible promissory note issued by Galileo into an aggregate of 500,000 Sponsor Warrants, with terms equivalent to the Private Warrants.

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

The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting date.

Research and Development Costs

Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended March 31, 2022 and 2021, research and development costs were $2,065 and $1,310, respectively.

Advertising costs are expensed as incurred. For the three months ended March 31, 2022 and 2021, advertising costs were $558 and $144, respectively, which are included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive (loss) income.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740, Income Taxes, based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three months ended March 31, 2022 and 2021 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during the three months ended March 31, 2022 and 2021 is zero. The Company’s effective tax rate of zero for the three months ended March 31, 2022 and 2021 differs from the applicable statutory tax rate primarily due to the fact that the Company maintains a full valuation allowance against its U.S. deferred tax assets as a result of its historical and current period losses.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Loss) income per Share

In accordance with the provisions of ASC 260, Earnings Per Share, net (loss) income per common share is computed by dividing net (loss) income by the weighted-average shares of Common Stock outstanding during the period. Basic (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per common share calculation since the effect would be anti-dilutive. A reconciliation of net (loss) income and number of shares used in computed basic and diluted (loss) income per share was as follows:

	Three Months Ended March 31,
	2022	2021
Basic and Diluted net (loss) income per share computation:
Net (loss) income	$(4,037)	$1,708
Weighted average common shares - basic	53,142,447	35,993,403
Basic and diluted net (loss) income per share	$(0.08)	$0.05

The following table presents the outstanding shares of Common Stock equivalents that were excluded from the computation of the diluted net (loss) income per share attributable to Common Stock for the periods in which a net (loss) income is presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021

Common stock warrants	18,410,000	—
Earnout Shares	3,510,405	—
Unvested RSUs	3,268,105	—
Included in income (loss) per common share are 4,339,216 and 3,819,748 shares subject to options due to their nominal exercise prices as of March 31, 2022 and 2021, respectively.

Segment Information

The Company has determined that it operates and reports in one segment, which focuses on providing additive manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326)—Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The amendments in this Update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Update No. 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the Update will have on its condensed consolidated financial statements.

Note 3. Revenue Recognition

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

Software revenue

In 2020, Shapeways launched its software under the brand of “Powered by Shapeways” to a limited set of design customers to gain feedback on product market fit. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. Shapeways launched the first phase of this offering more broadly under the brand Otto in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by Shapeways.

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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The following table presents the Company's revenues disaggregated by revenue discipline:

	Three Months Ended March 31,
	2022	2021
Major products/service lines:
Direct sales	$5,674	$6,420
Marketplace sales	1,825	2,336
Software	71	33
Total revenue	$7,570	$8,789
Timing of revenue recognition:
Products transferred at a point in time	$1,825	$2,336
Products and services transferred over time	5,745	6,453
Total revenue	$7,570	$8,789

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of performance.

Deferred revenue activity consisted of the following:

	March 31, 2022	December 31, 2021
Balance at beginning of the period	$921	$753
Deferred revenue recognized during period	(7,570)	(33,623)
Additions to deferred revenue during period	7,164	33,791
Total Deferred Revenue	$515	$921
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $921 of deferred revenue as of January 1, 2022 was recognized during the three months ended March 31, 2022. The opening balance of accounts receivable as of January 1, 2021 was $185.

Practical Expedients and Exemptions

The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 4. Inventory
Components of inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$741	$735
Work-in-process	35	28
Finished goods	118	164
Total	$894	$927

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid operating expenses	$3,320	$396
Prepaid insurance	1,544	2,338
Prepaid expenses	1,092	680
VAT receivable	979	945
Other current assets	4	1
Total	$6,939	$4,360
Note 6. Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Machinery and equipment	$17,630	$9,438
Computers and IT equipment	957	957
Furniture and fixtures	49	49
Leasehold improvements	2,464	2,482
	21,100	12,926
Less: Accumulated depreciation	(8,636)	(8,538)
Property and equipment, net	$12,464	$4,388
For the three months ended March 31, 2022 and 2021, depreciation expense totaled $182 and $141, respectively. Of these amounts, depreciation charged to cost of revenue was $150 and $34 for the three months ended March 31, 2022 and 2021, respectively.
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued selling expenses	$665	$522
Accrued compensation	1,079	814
Taxes payable	376	328
Shapeways credits	294	287
Other	1,072	694
Total	$3,486	$2,645

Note 8. Commitments and Contingencies

Leases

During the three months ended March 31, 2022, the Company maintained three leases of facilities located in the United States and the Netherlands, as well as one lease of office equipment, under operating leases.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The operating lease expense for the three months ended March 31, 2022 and 2021 was $142 and $320, respectively.

Right of use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
Assets:
Right-of-use assets, net	$703	$842
Total lease assets	$703	$842
Liabilities:
Current liabilities:
Operating lease liabilities, current	$551	$639
Non-current liabilities:
Operating lease liabilities, net of current portion	252	326
Total lease liability	$803	$965
The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating leases was 1.51 years and the weighted-average incremental borrowing rate was 5.35% as of March 31, 2022.
Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$167	$845
As of March 31, 2022, future minimum lease payments required under operating leases are as follows:

Rest of 2022	$505
2023	207
2024	126
2025	1
Total minimum lease payments	839
Less effects of discounting	(36)
Present value of future minimum lease payments	$803

Desktop Metal

On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. As of March 31, 2022, the Company paid $15.9 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $4.1 million of equipment, materials and services to be purchased under the MOU by or before December 31, 2022. The Company has no further obligations under the MOU.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Legal Proceedings

The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021.
Note 9. Stockholders’ Equity (Deficit)

The consolidated statements of changes in stockholders’ equity (deficit) reflects the Business Combination as defined in Note 1 as of September 29, 2021. As Legacy Shapeways was deemed the accounting acquirer in the Business Combination with Galileo, all periods prior to the Closing date reflect the balances and activity of Legacy Shapeways. The balances as of January 1, 2021 from the consolidated financial statements of Legacy Shapeways as of that date, share activity (convertible preferred stock, common stock, additional paid in capital, accumulated deficit, and accumulated other comprehensive loss) and per share amounts were retroactively adjusted, where applicable, using the recapitalization Conversion Ratio.

Common Stock

Upon closing of the Business Combination, pursuant to the terms of the Certificate of Incorporation, the Company authorized 120,000,000 shares of Common Stock with a par value $0.0001. The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and are entitled to receive dividends, as and if declared by the Board of Directors out of legally available funds.

The Company has issued and outstanding 48,845,706 and 48,627,739 shares of Common Stock as of March 31, 2022 and December 31, 2021, respectively.

Legacy Shapeways Common Stock Warrants

On December 18, 2013, in connection with executing a loan agreement, the Company issued warrants to purchase 40,000 shares of Legacy Shapeways common stock. The warrants had an exercise price of $1.25 per share and had an expiration date of December 18, 2023.

On February 3, 2014, in connection with executing a lease agreement, the Company issued warrants to purchase 248,000 shares of Legacy Shapeways common stock. The warrants had an exercise price of $1.25 per share and expired upon the latest to occur (i) seven years from the original issuance date or (ii) five years from the effective date of an initial public offering.

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

As of March 31, 2022 and December 31, 2021 there were 16,150,816 and 15,295,612 Public Warrants outstanding, respectively.

Note 10. Stock-Based Compensation

2010 Stock Plan

Prior to the Business Combination, Legacy Shapeways maintained its 2010 Stock Plan (the “2010 Plan”), under which Legacy Shapeways granted statutory and non-statutory stock to employees, outside directors and consultants. The maximum number of shares of common stock that was issuable under the 2010 Plan was 16,942,546 shares.

In connection with the Business Combination, each Legacy Shapeways stock option that was outstanding immediately prior to Closing, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product of (i) the number of shares of Legacy Shapeways common stock subject to such Legacy Shapeways option immediately prior to the Business Combination and (ii) 90% of the Conversion Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Shapeways option immediately prior to the consummation of the Business Combination, divided by (B) 90% of the Conversion Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shapeways option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s Common Stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC Topic 718. The Company did not grant any additional Earn-Out RSUs during the three months ended March 31, 2022.

Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s Common Stock under the 2010 Plan at an average exercise price of $0.62 per share.

2021 Equity Incentive Plan

Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. As of March 31, 2022, 10,052,787 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of March 31, 2022, 3,679,267 shares have been awarded and 6,373,520 shares remain available for issuance under the 2021 Plan.

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
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. The assumptions used to estimate the fair value of stock options granted

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
during the periods presented were as follows:

	Three Months Ended March 31,
	2022	2021
Strike price	$0.17	$0.17
Expected term (in years)	5.55 - 6.05	5.55 - 6.05
Expected volatility	57.09% - 57.81%	57.09% - 57.81%
Risk-free interest rate	0.50% - 0.57%	0.50% - 0.57%
Dividend yield	—	—
The following table summarizes the Company’s stock option plan and the activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	4,806,387	0.63	6.57
Granted	—	—	—
Forfeited	(20,814)	0.49	—
Exercised	(217,967)	0.49	—
Outstanding at March 31, 2022	4,567,606	$0.63	6.35
Exercisable at March 31, 2022	4,339,216	$0.64	6.28
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s Common Stock price and the exercise price of the stock options. There were no stock options granted during the three months ended March 31, 2022. The weighted-average grant-date fair value per stock option granted during the three months ended March 31, 2021 was $0.17. As of March 31, 2022, approximately $51 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 1.67 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share
Outstanding as of January 1, 2022	660,448	$3.80
Granted	2,608,455	2.86
Forfeited	(798)	1.06
Exercised	—	—
Outstanding at March 31, 2022	3,268,105	2.96
Exercisable at March 31, 2022	1,125	2.86

The total fair value of restricted stock unit awards vested during the period ended March 31, 2022 was $1,903.

Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $4,283 as of March 31, 2022 and is expected to be recognized over the weighted average period of 3.63 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
2021 Employee Stock Purchase Plan

Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing Common Stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of March 31, 2022, 1,381,998 shares of Common Stock are available for purchase under the ESPP. As of March 31, 2022, no shares have been purchased under the ESPP.

Note 11. Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.

Fair Value on a Recurring Basis

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant liabilities	3	$1,130	$2,274

Warrant Liabilities

The Company had outstanding 4,110,000 warrants (the “Private Warrant”) that were issued upon the consummation of the initial public offering of Galileo. Additionally, at the Closing, a lender holding a convertible note issued by the Company with an aggregate principal amount of $500 converted the note into 500,000 warrants (the “Sponsor Warrants”) exercisable for Common Stock at a purchase price of $1.00 per warrant.

The Private Warrants and Sponsor Warrants are identical to the Public Warrants except that the Private and Sponsor Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants or Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants or Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Upon the transfer of a Private Warrant or Sponsor Warrant to a party other than an initial purchaser or any of its permitted transferees, the Private Warrants or Sponsor Warrants become Public Warrants and the fair market value of the Private Warrants at the date of the transfer is reclassified to equity.
The Private Warrants and Sponsor Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Warrants and Sponsor Warrants as derivative liabilities in its unaudited condensed consolidated balance sheet as of March 31, 2022.

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
The significant unobservable inputs used in the Binomial Lattice Model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	March 31, 2022	December 31, 2021
Stock price on valuation date	$2.86	$3.71
Exercise price per share	$11.50	$11.50
Expected life	4.5 years	4.75 years
Volatility	56.4%	56.4%
Risk-free rate	2.4%	1.2%
Dividend yield	—%	—%
Fair value per warrant	$0.50	$0.73
The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Balance at December 31, 2021	$2,274
Transfer of Private Warrants to Public Warrants	(382)
Change in fair value	(762)
Balance at March 31, 2022	$1,130

For the three months ended March 31, 2022 the Company recognized income resulting from a change in the fair value of warrant liabilities of $762. There was no change in fair value for the three months ended March 31, 2021 as there were no warrant liabilities outstanding as of March 31, 2021.

As of March 31, 2022 and December 31, 2021, there were 2,259,184 and 3,114,388 Private Warrants outstanding, respectively.

Fair Value on a Non-Recurring Basis

At the Closing, there were 3,510,405 shares of Common Stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of Common Stock reaching targets of $14.00 and $16.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways shareholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the Common Stock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of March 31, 2022, there were 3,510,405 Earnout Shares unvested and remaining subject to the Earnout Terms.

Note 12. Significant Concentrations

One customer accounted for approximately 22% and 21% of revenue for the three months ended March 31, 2022 and 2021, respectively. No other customers represented more than 10% of revenue for the three months ended March 31, 2022 and 2021.

One vendor accounted for approximately 63% and 13% of purchases for the three months ended March 31, 2022 and 2021. No other vendors represented more than 10% of purchases for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, two customers accounted for approximately 62% and 32% of accounts receivable. As of December 31, 2021, two customers accounted for approximately 32% and 25% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, two vendors accounted for approximately 16%, and 11% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 18% and 11% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of March 31, 2022 and December 31, 2021.

Note 13. Subsequent Events

The Company has evaluated all known subsequent events through May 16, 2022, which is the date these condensed consolidated financial statements were issued. Subsequent to quarter end, the Company completed three strategic acquisitions of MFG.com, a custom manufacturing online marketplace; MakerOS, an operating software for manufacturers and service providers; and Linear AMS, an additive manufacturer focused on plastics molding, tooling, and production, predominantly in the automotive industry.

Based on an evaluation of these transactions, the Company has determined that no further recognition or disclosure is required within these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition and changes in financial condition. You should read the following discussion and analysis of financial condition and results of operations together with the accompanying unaudited condensed consolidated financial statements and the related notes to those statements of Shapeways included in this Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 which is contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 1, 2022 . Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from those anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations.
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
Recent Developments

Subsequent to quarter end, we completed three strategic acquisitions which advance our objectives of accelerating our Otto software go-to-market plan, adding complementary manufacturing capabilities, and deepening reach into key target verticals. These acquisitions include:

•MFG.com: Helps custom part manufacturers grow their business by making it easy for them to be discovered on its cloud-based Request for Quote management platform and helps buyers to ﬁnd the best possible manufacturer that ﬁts their needs through a set of supplier and buyer marketplaces mainly for traditional manufacturing. MFG.com ﬁts well into Shapeways software strategy, adds immediate features with its marketplace products and is expected to accelerate Otto’s phased rollout.

•MakerOS: Offers a SaaS service to facilitate design, prototype and production process for manufacturers and service providers. MakerOS brings features to Otto’s product vision, particularly enhanced quoting and project management, as well as adding several key employees.

•Linear AMS: an expert in plastics molding, tooling, and production, predominantly in the automotive industry. Headquartered in Michigan, Linear AMS has blue chip automotive customers and access to their respective suppliers.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:

Commercial Launch of New Offerings

We plan to launch several new manufacturing technologies, materials, and finishes. Prior to commercialization, we must complete testing and manufacturing ramp-up either in house or through our network of third-party manufacturing partners. Any delays in the successful completion of these steps or the results of testing may impact our ability or the pace at which we will generate revenue from these offerings. Even if we successfully introduce these new offerings, there is no assurance that they will be accepted by the broader market.

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
Adoption of Our Digital Manufacturing Solutions

We believe that the market is shifting toward digitization of manufacturing and approaching an inflection point in the overall adoption of digital manufacturing solutions. We believe that we are well-positioned to take advantage of this market opportunity across an array of industries due to our platform that combines high-quality, flexible, on-demand manufacturing with purpose-built proprietary software. We expect that our results of operations, including revenue and gross margins, will fluctuate for the foreseeable future as businesses continue to shift away from traditional manufacturing processes towards digital manufacturing. The degree to which current and potential customers recognize the benefits of the digitization of manufacturing, and then use our solutions in particular will affect our financial results.

Pricing, Product Cost and Margins

To date, the majority of our revenue has been generated by the manufacturing and sales of additively-manufactured end parts.

Software and manufacturing pricing may vary due to market-specific supply and demand dynamics, customer size, and other factors. Sales of certain products, such as software, have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of offerings we sell during a given period. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in our offerings, and on cost improvements as well as on our ability to efficiently and reliably introduce cost-effective digital manufacturing solutions for our customers.

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

Raw Material, Inflation, and Supply Chain Trends

Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, shipping costs and labor costs affect our operating results and financial condition. Although we do not believe that inflationary factors have had a material impact on our financial condition or results of operations for the three months ended March 31, 2022 and 2021, the ongoing impact of the COVID-19 pandemic, the Russian invasion of Ukraine and other supply and labor disruptions could have an material impact on our future costs and a high rate of inflation in the future could have a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.
Components of Results of Operations

Revenue

The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales”. This revenue is recognized upon shipment of the manufactured product to the customer.
During the three months ended March 31, 2022 and 2021, approximately 24% and 27% of our revenue was designated as “Marketplace Sales”. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website. Sales through this channel are subject to our regular manufacturing fees and also a 3.5% fee on any price markup the customer includes on their product.

We also expect to increase software revenue over time. Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. In October 2021, we publicly launched a limited version of the software to expand our customer base.

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

Gross Profit and Gross Margin

Our gross profit and gross margin are, or may be, influenced by a number of factors, including:
•Market conditions that may impact our pricing;
•Product mix changes between established manufacturing product offerings and new manufacturing product offerings;
•Mix changes between products we manufacture in house and through outsourced manufacturers;
•Our cost structure, including rent, materials costs, machine costs, labor rates, and other manufacturing operations costs; and
•Our level of investment in new technologies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third party consultants, marketing costs such as search engine marketing and search engine optimization and other advertising costs, as well as personnel-related expenses associated with our executive, finance and accounting, legal, human resources, and supply chain functions, as well as professional fees for legal, audit, accounting and other consulting services along with administrative costs of doing business which include, but are not limited to, rent, utilities, and insurance.

We expect our sales and marketing costs will increase on an absolute-dollar basis as we expand our headcount, initiate new marketing campaigns, and continue to roll out future phases of our software offering.

We expect our general and administrative expenses will continue to increase on an absolute-dollar basis in the near term as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for insurance (including director and officer insurance), investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

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

Interest Expense

Interest expense consists primarily of interest expense associated with our term loan and our bridge loan. At the Closing of the Business Combination, we repaid and terminated the term loan in full. Immediately prior to the completion of the Business Combination, the bridge loan was converted into shares of common stock of Legacy Shapeways. We had no interest-bearing debt outstanding as of March 31, 2022 and December 31, 2021.

Income Tax Benefit (Expense)

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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$7,570	$8,789	$(1,219)	(14)%

Revenue for the three months ended March 31, 2022 and 2021 was $7.6 million and $8.8 million, respectively, representing a decrease of $1.2 million, or 14% from the prior year period. The decrease in revenue was attributable to a 7% decrease in products shipped in addition to a 7% decrease in average price per product sold due to a change in product and material mix.

Cost of Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$4,161	$4,660	$(499)	(11)%

Cost of revenue for the three months ended March 31, 2022 and 2021 was $4.2 million and $4.7 million, respectively, representing a decrease of $0.5 million, or 11%. The decrease in cost of revenue was driven primarily by a 7% decrease in part production in addition to a 4% decrease in cost per item produced.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Gross Profit	3,409	4,129	$(720)	(17)%
Gross profit for the three months ended March 31, 2022 and 2021 was $3.4 million and $4.1 million, respectively, representing a decrease of $0.7 million or 17%. The decrease in gross profit was primarily driven by a 6% decrease in product shipped and 7% decrease in average price per product sold and a 4% decrease in cost per item produced.

	Three Months Ended March 31,		Change
	2022	2021	Points	%
Gross Margin	45%	47%	2	(4)%

Selling, General and Administrative
Selling, general, and administrative (“SG&A”) expenses for the three months ended March 31, 2022 and 2021 were $6.1 million and $3.0 million, respectively, representing an increase of $3.1 million, or 103%. The increase in selling, general and administrative expenses primarily resulted from increases to personnel cost, audit and other spending related to becoming a public company, office expenses, marketing spend such as branding and search engine marketing to drive growth.

Research and Development
Research and development expenses for the three months ended March 31, 2022 and 2021 were $2.1 million and $1.3 million, respectively, representing an increase of $0.8 million, or 58%. The increase in research and development expenses was primarily due to an increase in personnel cost.
Debt Forgiveness
We had no debt forgiveness during the three months ended March 31, 2022. Debt forgiveness for the three months ended March 31, 2021 was $2.0 million, relating to our Payroll Protection Program (“PPP”) loan.

Interest Expense
There was no interest expense for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2021 was $0.2 million.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities increased by $0.8 million and resulted in a gain for the three months ended March 31, 2022. The increase related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.

Income Taxes
We did not record an income tax benefit (expense) for the three months ended March 31, 2022. Income tax benefit for the three months ended March 31, 2021 was $0.1 million.
Non-GAAP Financial Information

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe that Adjusted EBITDA, a non-GAAP financial measure, is useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information, when reviewed collectively with our U.S. GAAP results, may be helpful to investors in assessing our operating performance.

We define Adjusted EBITDA as net income (loss) excluding debt forgiveness, interest expense, net of interest income, income tax benefit, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, and other (which includes other income and non-operating gains and losses).

We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends because it eliminates the effect of financing and capital expenditures and provides investors with a means to compare our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income (loss) to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.
The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income (loss)	$(4,037)	$1,708
Debt forgiveness	—	(2,000)
Interest expense, net	—	151
Depreciation and amortization	182	141
Stock based compensation	312	174
Change in fair value of warrant liabilities	(762)	—
Income tax benefit	—	(73)
Other	2	7
Adjusted EBITDA	$(4,303)	$108
Liquidity and Capital Resources

We have incurred losses from operations in each of our annual reporting periods since our inception. As of March 31, 2022, we had $64.7 million in cash and cash equivalents and $0.1 million in restricted cash. Up until the Business Combination, we primarily obtained cash to fund our operations through preferred stock offerings and debt instruments.

In September 2021, we consummated the Business Combination which provided gross proceeds resulting from the Merger and PIPE Investment of approximately $28.1 million and $75.0 million, respectively, for a total of approximately $86.8 million in net proceeds after transaction costs.

Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of March 31, 2022, we paid $15.9 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $4.1 million of equipment, materials and services to be purchased under the MOU by or before December 31, 2022. We have no further obligations under the MOU.

We believe that our current cash and cash equivalents will be sufficient to meet our working capital needs for the twelve months following the issuance date of our unaudited condensed consolidated financial statements included within this Report. Our ability to transition to more profitable operations is dependent upon achieving a level of revenue adequate to support our evolving cost structure. We expect to continue to incur net losses in connection with our ongoing activities, particularly as we invest in hiring, growth-related operating expenditures, and capital expenditures in respect of new digital manufacturing technologies. Additionally, we may engage in future acquisitions. If events or circumstances occur such that we do not meet our operating plan as expected, we will be required to reduce corporate overhead or other operating expenses, which could have an adverse impact on our ability to achieve intended business objectives or obtain additional financing. We believe that we have the ability to enact cost savings measures to preserve capital if necessary. There can be no assurance that we will be successful in implementing our business objectives, however, we believe that external sources of funding will be available in such circumstances.
Cash Flow Summary for the three months ended March 31, 2022 and 2021
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(6,753)	$(940)
Ned cash used in investing activities	(8,258)	(136)
Net cash provided by (used in) financing activities	99	(444)
Net change in cash and cash equivalents and restricted cash	$(14,912)	$(1,520)
Operating Activities

Net cash used in operating activities was $6.8 million for the three months ended March 31, 2022, primarily consisting of $4.0 million of net losses, adjusted for non-cash items, which primarily included gain on change in fair value of warrant liability of $0.8 million, depreciation and amortization expense of $0.2 million and stock-based compensation expense of $0.3 million, as well as a $2.6 million increase in cash consumed by working capital.

Net cash used in operating activities during three months ended March 31, 2021 was $0.9 million primarily due to net income of $1.7 million adjusted for non-cash expenses of $0.8 million and net cash outflow from a change in our operating assets and liabilities of $1.8 million.
Investing Activities
During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $8.3 million and $0.1 million, respectively, in each case resulting from purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million resulting from proceeds from exercises of employee stock options.
During the three months ended March 31, 2021, net cash used by financing activities was $0.4 million resulting primarily from repayments of loans payable.

Contractual Obligations and Commitments
See Note 8, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this Report for further discussion of our commitments and contingencies.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience (where available), current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in its judgments, the results could be materially different from our estimates. We believe the following critical accounting policies require significant judgments and estimates in the preparation of our financial statements:
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

We provide a platform for shop owners to sell their products to customers through our marketplace website. We receive a 3.5% markup fee from the shop owner upon the sale of any products through the marketplace. We handle the financial transaction, manufacturing, distribution and customer service on behalf of the shop owners. We are responsible for billing the customer in this arrangement and transmitting the applicable fees to the shop owner. We assess whether we are responsible for providing the actual product or service as a principal, or for arranging for the product or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether we have control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that we consider include whether we have the primary responsibility for fulfilling the promise to provide the specified product or service to the customer and whether we have inventory risk prior to transferring the product or service to the customer. We have the responsibility to fulfill the promise to provide the specific good or service on behalf of the shop owners to the customer. In addition, we have inventory risk before the specific good or service is transferred to a customer. As such, we are deemed the principal and recognize revenue on a gross basis for the price we charge to the shop owner for each product or service.

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

We determine the fair value of our common stock based on the closing market price on the date of grant. We use the Black-Scholes option pricing model to estimate the fair value of options granted which requires the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. One of these assumptions includes the expected volatility of our stock price. Developing this assumption requires the use of judgment. We lack historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of representative companies from the additive manufacturing industry. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees and non-employees. We utilize a dividend yield of zero based on the fact that we have never paid and do not expect to pay cash dividends. The risk-free interest rate used for each grant is an interpolated rate to match the term assumption based on the U.S. Treasury yield curve as of the valuation date.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB’s ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Recent Accounting Pronouncements
Refer to Note 2 of our unaudited condensed consolidated financial statements found elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on our consolidated financial position or results of operations as of the date of this Report.
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

Risk Factor Summary

•We have a history of losses and may not achieve or maintain profitability in the future.
•We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.
•The digital manufacturing industry is a relatively new and emerging market and it is uncertain whether it will gain widespread acceptance.
•We derive a significant portion of our revenue from business conducted outside the U.S. and are subject to the risk of doing business outside the United States.
•If we fail to grow our business as anticipated, our revenues, gross margin, and operating margin will be adversely affected.
•If our new and existing solutions and software do not achieve sufficient market acceptance, our financial results and competitive position will decline.
•Our attempts to expand our business into new markets and geographies may not be successful.
•An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.
•Our issuance of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.
•Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•Our operating results and financial condition may fluctuate on a quarterly and annual basis.
•Our stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.
•Failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.
•Interruptions to or other problems with our website user interface, information technology systems, manufacturing processes, or other operations could damage our reputation and brand and substantially harm our business and results of operations.
•As part of our growth strategy, we may continue to acquire or make investments in other businesses, patents, technologies, products, or services. We may not realize the anticipated benefits of such investments and integration of these investments may disrupt our business and divert management attention.
•The loss of one or more key members of our management team or personnel could harm our business.
•We may not timely and effectively scale and adapt our platform, processes, and infrastructure across materials, technologies, markets and software to expand our business.
•Our actual results may be significantly different from our projections, estimates, targets, or forecasts.

Risks Related to Our Business

We have a history of losses and may not achieve or maintain profitability in the future.

We experienced net loss of $4.0 million and net income of $1.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $116.8 million. We believe we may incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, and sales and marketing programs. These investments may not result in increased revenue or growth in our business.

We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Part II, Item 1A: “Risk Factors,” and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve or maintain profitability when expected, or at all. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

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

All of our U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Where permissible by law, we generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

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

We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the three months ended March 31, 2022, we derived approximately 35% of our revenues from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.

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

Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of March 31, 2022, we paid $15.9 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $4.1 million of equipment, materials and services to be purchased under the MOU by or before December 31, 2022. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful.

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

As part of our growth strategy, we may continue to acquire or make investments in other businesses, patents, technologies, products, or services. We may not realize the anticipated benefits of such investments and integration of these investments may disrupt our business and divert management attention.

Our business strategy includes growing our business through acquisitions. We may not be able to successfully identify attractive acquisition opportunities or consummate any such acquisitions if we cannot reach an agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost, or if regulatory authorities prevent such transaction from being consummated. To date, we have consummated a limited number of acquisitions, and our relative lack of experience may adversely affect the success of future acquisitions. In addition, competition for acquisitions in the markets in which we operate during recent years has increased, and may continue to increase, which may result in an increase in the costs of acquisitions or cause us to refrain from making certain acquisitions.

If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets, or investors. Furthermore, acquisitions could pose numerous additional risks to our operations, including:
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

Achieving the expected returns and synergies from acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions, and personnel of these businesses into our offering lines in an efficient and effective manner, and to retain the customers of acquired companies. We cannot assure you that we will be able to do so, that any acquired businesses will perform at the levels and on the timelines anticipated by our management, or that we will be able to obtain these synergies. In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our gross margins may also be lower, or diluted, following the acquisition of companies whose gross margins are less than those of our existing business.

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

We have significant customer concentration, with our largest customer accounting for a substantial portion of our revenue and accounts receivable.

Our largest customer accounted for approximately 22% of our revenue and 62% of our accounts receivable for the three months ended March 31, 2022. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.

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

The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States and Netherlands, and each of these geographies has been affected by the outbreak and its variants and has taken measures to try to contain it, resulting in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future and any such disruptions could materially adversely affect our business. The impact of the pandemic on our business has included and could in the future include:

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

Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent declines in the global economy, volatility in the financial services sector and credit markets, continuing geopolitical uncertainties, increasing inflation and other macroeconomic factors all affect the spending behavior of potential customers.

We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors, or other third parties on which we rely. If third parties are unable to supply us with required materials or otherwise assist us in operating our business, our business could be harmed.

For example, the conflict between Russia and Ukraine, the possibility of a trade war between the United States and China, the ongoing impact of the COVID-19 pandemic and other supply and labor disruptions may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.

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

Our digital manufacturing software contains components that are licensed under so-called “open source,” “free,” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public; however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. In line with what we believe is standard practice among technology companies, we leverage open source software in the development of our internal software. Open source software is commonly used as a foundation which we develop upon, allowing us to customize the software based on our specific needs. This enables faster development of software, with higher quality, supported by a larger community of developers. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license, or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs, or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

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

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Galileo; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

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

The sale of substantial amounts of shares of our common stock in the public market, including in connection with the expiration of lock-up restrictions, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Furthermore, shares of our common stock reserved for future issuance under our equity plans may become available for sale in the future. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, to the extent our Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

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

Due to the foregoing factors, and the other risks discussed in this Part II, Item 1A: “Risk Factors,” you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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

Our charter, bylaws, and Delaware law contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of Shapeways or changes in Shapeways that our management or stockholders may deem advantageous. Among other things, our charter and bylaws include the following provisions which:
• provide for a classified board of directors so that not all members of our Board of Directors are elected at one time;
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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law ("DGCL") which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, our Board of Directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: May 16, 2022	By: /s/ Jennifer Walsh
Jennifer Walsh
Chief Financial Officer
(Principal Financial and Accounting Officer)