Form 10-Q
period 2022-06-30
Shapeways Holdings, Inc.
filed 2022-08-12
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2022 the registrant had 49,217,351 shares of common stock outstanding.

SHAPEWAYS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company,” “Shapeways,” “we,” “us” or “our”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on information available as of the date of this Report and on the current expectations, forecasts and assumptions of the management of the Company, involve a number of judgments, risks and uncertainties and are inherently subject to changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed, contemplated or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors” may not be exhaustive.
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

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50,402	$79,677
Restricted cash	138	142
Accounts receivable	2,954	1,372
Inventory	1,155	927
Prepaid expenses and other current assets	6,572	4,360
Total current assets	61,221	86,478
Property and equipment, net	14,492	4,388
Right-of-use assets, net	2,603	842
Goodwill	6,233	1,835
Intangible assets, net	5,658	—
Security deposits	267	175
Total assets	$90,474	$93,718
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,575	$1,909
Accrued expenses and other liabilities	7,238	2,645
Operating lease liabilities, current	850	639
Deferred revenue	1,102	921
Total current liabilities	10,765	6,114
Operating lease liabilities, net of current portion	1,838	326
Warrant liabilities	77	2,274
Total liabilities	12,680	8,714
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 49,213,438 and 48,627,739 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	5	5
Additional paid-in capital	199,906	198,179
Accumulated deficit	(121,522)	(112,811)
Accumulated other comprehensive loss	(595)	(369)
Total stockholders’ equity	77,794	85,004
Total liabilities and stockholders’ equity	$90,474	$93,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$8,433	$8,849	$16,003	$17,638
Cost of revenue	4,791	4,556	8,952	9,216
Gross profit	3,642	4,293	7,051	8,422
Operating expenses
Selling, general and administrative	6,766	3,181	12,911	6,214
Research and development	2,355	1,116	4,420	2,426
Total operating expenses	9,121	4,297	17,331	8,640
Loss from operations	(5,479)	(4)	(10,280)	(218)
Other income (expense)
Long-term debt forgiveness	—	—	—	2,000
Change in fair value of warrant liabilities	765	—	1,527	—
Interest expense	—	(130)	—	(281)
Interest income	1	—	2	—
Other income	38	1	39	1
Total other income (expense), net	804	(129)	1,568	1,720
(Loss) income before income tax benefit	(4,675)	(133)	(8,712)	1,502
Income tax benefit (expense)	1	(2)	1	71
Net (loss) income	(4,674)	(135)	(8,711)	1,573
Net (loss) income per share:
Basic	$(0.09)	$—	$(0.16)	$0.04
Diluted	$(0.09)	$—	$(0.16)	$0.04
Weighted average common shares outstanding: (1)
Basic	53,069,269	36,079,478	52,925,199	36,043,718
Diluted	53,069,269	36,079,478	52,925,199	36,043,718
Other comprehensive (loss) income
Foreign currency translation adjustment	(174)	(8)	(226)	(17)
Comprehensive (loss) income	$(4,848)	$(143)	$(8,937)	$1,556
(1)Retroactively restated the common shares for 2021 due to the reverse recapitalization as described in Notes 1 and 11.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three and Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2022	—	$—	48,627,739	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	217,967	—	99	—	—	99
Stock-based compensation expense	—	—	—	—	312	—	—	312
Net loss	—	—	—	—	—	(4,037)	—	(4,037)
Transfer of Private Warrants to Public Warrants	—	—	—	—	382	—	—	382
Foreign currency translation	—	—	—	—	—		(52)	(52)
Balance at March 31, 2022	—	—	48,845,706	5	198,972	(116,848)	(421)	81,708
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	367,732	—	189	—	—	189
Stock-based compensation expense	—	—	—	—	457	—	—	457
Net loss	—	—	—	—	—	(4,674)	—	(4,674)
Transfer of Private Warrants to Public Warrants	—	—	—	—	288	—	—	288
Foreign currency translation	—	—	—	—	—	—	(174)	(174)
Balance at June 30, 2022	—	$—	49,213,438	$5	$199,906	$(121,522)	$(595)	$77,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three and Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2021 (as previously reported)	22,579,695	$2	16,211,567	$2	$112,993	$(114,567)	$(277)	$(1,847)
Retroactive application of reverse recapitalization	(22,579,695)	(2)	15,972,696	1	1	—	—	—
Balance at January 1, 2021 (after effect of reverse recapitalization) (1)	—	—	32,184,263	3	112,994	(114,567)	(277)	(1,847)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	35,895	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	174	—	—	174
Net income	—	—	—	—	—	1,708	—	1,708
Foreign currency translation	—	—	—	—	—		(9)	(9)
Balance at March 31, 2021	—	—	32,220,158	3	113,184	(112,859)	(286)	42
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	63,506	—	55	—	—	55
Issuance of Legacy Shapeways convertible Series B-1 preferred stock resulting from exercise of warrants	—	—	19,177	—	60	—	—	60
Stock-based compensation expense	—	—	—	—	171	—	—	171
Net loss	—	—	—	—	—	(135)	—	(135)
Foreign currency translation	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2021	—	$—	32,302,841	$3	$113,470	$(112,994)	$(294)	$185
(1)Retroactively restated for the reverse recapitalization as described in Notes 1 and 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(8,711)	$1,573
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	559	278
Stock-based compensation expense	769	345
Non-cash lease expense	354	551
Non-cash debt forgiveness	—	(2,000)
Change in fair value of warrant liabilities	(1,527)	—
Change in operating assets and liabilities:
Accounts receivable	(298)	(828)
Inventory	(47)	223
Prepaid expenses and other assets	(2,239)	(419)
Accounts payable	(600)	(356)
Accrued expenses and other liabilities	358	(103)
Lease liabilities	(411)	(597)
Deferred revenue	(373)	(131)
Net cash used in operating activities	(12,166)	(1,464)
Cash flows from investing activities:
Purchases of property and equipment	(8,454)	(143)
Cash paid for acquisitions, net of cash acquired	(8,861)	—
Net cash used in investing activities	(17,315)	(143)
Cash flows from financing activities:
Proceeds from issuance of common stock	288	71
Proceeds received from exercise of preferred stock warrants	—	60
Repayments of loans payable	—	(958)
Net cash provided by (used in) financing activities	288	(827)
Net change in cash and cash equivalents and restricted cash	$(29,193)	$(2,434)
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	(86)	120
Cash and cash equivalents and restricted cash at beginning of period	79,819	8,709
Cash and cash equivalents and restricted cash at end of period	$50,540	$6,395
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$63
Deferred offering costs	$—	$1,820
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
Further, on the Closing Date, Galileo was domesticated and continued as a Delaware corporation (the “Domestication” and, together with the Merger, the “Business Combination”), changing its name to “Shapeways Holdings, Inc.” (the “Company” and/or “Shapeways”). Simultaneously with the execution of the Business Combination, Galileo entered into subscription agreements pursuant to which certain investors agreed to purchase an aggregate of 7,500,000 shares of Common Stock for a purchase price of $10.00 per share and $75,000,000 in the aggregate (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment. Shapeways also operates through its wholly-owned subsidiaries, Shapeways BV, which was incorporated in the Netherlands on December 10, 2008 and Linear Mold & Engineering, LLC, also referred to as Linear AMS ("Linear"), which was acquired in May 2022.
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 11 additive manufacturing technologies and more than 100 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 23 million parts to over 1 million customers in over 180 countries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the instruction to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways, Shapeways BV and Linear. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated interim financial statements should be read along with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, as filed with the SEC on April 1, 2022 (the “Annual Report”).
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheet that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$50,402	$6,250
Restricted cash	138	145
	$50,540	$6,395
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at June 30, 2022 and December 31, 2021.
Inventory
Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution center. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of June 30, 2022 and December 31, 2021, the Company determined an allowance was not deemed necessary.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the three and six months ended June 30, 2022 and 2021. Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

Asset Category	Depreciable Life
Machinery and equipment	5 to 10 years
Computers and IT equipment	3 to 10 years
Furniture and fixtures	7 to 10 years
Vehicles	10 years
Leasehold improvements	**

**	Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.
Long-Lived Assets, Including Definite-Lived Intangible Assets
Intangible assets, which consist of technology, customer relationships, trademarks, favorable and unfavorable operating leases, and non-compete agreements are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from two to ten years. The Company periodically reviews the estimated useful lives of intangible assets and adjusts when events indicate that a shorter life is appropriate. In accordance with authoritative accounting guidance, capitalization of costs to develop software begin when preliminary development efforts are successful and completed. Costs related to the design or maintenance of internal-use software are expensed as incurred.
Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the three and six months ended June 30, 2022 and 2021.
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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s condensed consolidated financial statements from the acquisition date.
Revenue Recognition
Revenue is derived from two primary sources: (a) products and services and (b) software.
The Company recognizes revenue following the five-step model prescribed under ASC 606, Revenue from Contracts with Customers ("ASC 606"): (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the products or services it transfers to the customer. These contracts have different terms based on the scope, performance obligations, and complexity of the project, which often requires the Company to make judgments and estimates in recognizing revenues.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Performance obligations are satisfied both at a point of time and over time. All revenue is recognized based on the satisfaction of the performance obligation to date (see Note 4).
Leases
The Company’s lease arrangements relate primarily to office and manufacturing space and equipment. The Company’s leases generally have initial terms ranging from 4 to 10 years and may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset. Additionally, the Company’s leases do not contain significantly restrictive covenants or residual value guarantees.
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
Stock-based Compensation
The Company recognizes stock-based compensation expense for all stock options, restricted stock units and other arrangements within the scope of ASC 718, Stock Compensation ("ASC 718"). Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized at the time that those conditions will be achieved. Forfeitures are recognized as they are incurred.
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
Research and Development Costs
Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended June 30, 2022 and 2021, research and development costs were $2,355 and $1,116, respectively. For the six months ended June 30, 2022 and 2021, research and development costs were $4,420 and $2,426, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended June 30, 2022 and 2021, advertising costs were $304 and $296, respectively. For the six months ended June 30, 2022 and 2021, advertising costs were $854 and $440, respectively. Advertising costs are included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive (loss) income.
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
In applying the estimated annual effective tax rate approach prescribed under ASC 740, Income Taxes, and based on present evidence and conclusions around the realizability of deferred tax assets, we determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three and six months ended June 30, 2022 and 2021 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during the three and six months ended June 30, 2022 and 2021 is zero. The Company’s effective tax rate of zero for the three and six months ended June 30, 2022 and 2021 differs from the applicable statutory tax rate primarily due to the fact that the

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Company maintains a full valuation allowance against its U.S. deferred tax assets as a result of its historical and current period losses.
(Loss) Income per Share
In accordance with the provisions of ASC 260, Earnings Per Share, net (loss) income per common share is computed by dividing net (loss) income by the weighted-average shares of Common Stock outstanding during the period. Basic (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net (loss) income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted net (loss) income per share calculation since the effect would be anti-dilutive. A reconciliation of net (loss) income and number of shares used in computed basic and diluted net (loss) income per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and Diluted net (loss) income per share computation:
Numerator for basic and diluted net loss per share:
Net (loss) income	$(4,674)	$(135)	$(8,711)	$1,573
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	53,069,269	36,079,478	52,925,199	36,043,718
Basic and diluted net (loss) income per share	$(0.09)	$—	$(0.16)	$0.04
The following table presents the outstanding shares of Common Stock equivalents that were excluded from the computation of the diluted net (loss) income per share attributable to Common Stock for the periods in which a net (loss) income is presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock warrants	18,410,000	—	18,410,000	—
Earnout Shares	3,510,405	—	3,510,405	—
Unvested RSUs	4,137,195	—	4,137,195	—
Included in net (loss) income per share are 3,993,277 and 3,819,748 shares subject to options due to their nominal exercise prices as of June 30, 2022 and 2021, respectively.
Segment Information
The Company operates and reports in one segment, which focuses on providing additive manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer. The Company is continually evaluating its operating and reporting segments as it integrates the acquisitions discussed in Note 3. Business Acquisitions.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years and interim periods with those fiscal years beginning after December 15, 2022, and should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company early adopted this guidance on April 22, 2022, and has applied the guidance to business combinations entered into during fiscal 2022.
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
Note 3. Business Acquisitions
During April and May 2022, the Company completed three immaterial strategic acquisitions of MP2020, Inc., also referred to as MFG.com ("MFG"), Linear, and MakerOS, Inc. ("MakerOS"), collectively the "2022 acquisitions."
The following table summarizes the total consideration for the 2022 acquisitions:

Consideration
Cash consideration	$8,890
Holdback consideration	1,100
Earnout consideration	2,900
Total consideration	$12,890

The holdback consideration represents the portion of the purchase price to be paid within 12 months from the respective closing dates, subject to reduction for certain indemnifications and other potential obligations of the acquired businesses. The fair value of the earnout consideration liability for the Linear acquisition was determined using a Monte Carlo simulation based on revenue performance for the 12 months ending December 31, 2022. The estimated fair value of $2,900 is included in accrued expenses and other liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2022. If achieved, the earnout will be payable in cash and equity in April 2023. There is no earnout consideration for the MFG or MakerOS acquisitions.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company has accounted for the MFG and Linear acquisitions as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805") and the acquisition of Maker OS as an asset purchase. The net assets acquired in the acquisitions was $12,890 which includes $5,781 of net intangible assets and $4,398 of goodwill. The Company has allocated the purchase price based on preliminary estimates of fair value for the assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.
The Company has determined that the impact of these acquisitions was not material to its condensed consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date and pro forma information are not required nor included herein.
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
A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as (or when) they are performed. Substantially all customer contracts provide that compensation is received for services performed to date. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
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
The Company recognizes the sale of 3D products to customers at a point in time, specifically upon shipping the goods to the customer (FOB Origin) given the transfer of significant risks and rewards of ownership at that point in time. Contracts involving the manufacturing and delivery of 3D printed products to customers do not include other performance obligations. As such, allocation of the transaction price is not necessary as the entire contract price is attributed to the sole performance obligation identified.
Software revenue
In 2020, Shapeways launched its software under the brand of “Powered by Shapeways” to a limited set of design customers to gain feedback on product market fit. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. Shapeways launched the first phase of this offering more broadly under the brand OTTO in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by Shapeways. Additionally software revenue for the three and six months ended June 30, 2022 reflects the recent acquisition of MFG.
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
The following table presents the Company's revenues disaggregated by revenue discipline:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Major products/service lines:
Direct sales	$6,770	$6,663	$12,444	$13,083
Marketplace sales	1,155	2,063	2,980	4,399
Software	508	123	579	156
Total revenue	$8,433	$8,849	$16,003	$17,638
Timing of revenue recognition:
Products transferred at a point in time	$1,155	$2,063	$2,980	$4,399
Products and services transferred over time	7,278	6,786	13,023	13,239
Total revenue	$8,433	$8,849	$16,003	$17,638

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity consisted of the following:

	June 30, 2022	December 31, 2021
Balance at beginning of the period	$921	$753
Deferred revenue recognized during period	(16,003)	(33,623)
Additions to deferred revenue during period	16,184	33,791
Total Deferred Revenue	$1,102	$921
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $921 of deferred revenue as of January 1, 2022 was recognized during the six months ended June 30, 2022. The opening balance of accounts receivable as of January 1, 2021 was $185.
Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 5. Inventory
Components of inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$912	$735
Work-in-process	83	28
Finished goods	160	164
Total	$1,155	$927
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid operating expenses	$3,291	$396
Prepaid insurance	936	2,338
Prepaid expenses	1,409	680
VAT receivable	932	945
Other current assets	4	1
Total	$6,572	$4,360

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 7. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Machinery and equipment	$10,650	$6,996
Computers and IT equipment	1,010	957
Leasehold improvements	2,406	2,482
Furniture and fixtures	95	49
Vehicles	42	—
Assets to be placed in service	10,377	2,442
Property and equipment	24,580	12,926
Less: Accumulated depreciation	(10,088)	(8,538)
Property and equipment, net	$14,492	$4,388
For the three months ended June 30, 2022 and 2021, depreciation expense totaled $253 and $137, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense totaled $436 and $278, respectively. Of these amounts, depreciation charged to cost of revenue was $217 and $103 for the three months ended June 30, 2022 and 2021, respectively, and $367 and $137 for the six months ended June 30, 2022 and 2021, respectively.
Note 8. Goodwill & Intangible Assets
Changes in the carrying amount of goodwill as of June 30, 2022 and December 31, 2021 are as follows:

Goodwill
Balance at December 31, 2021	$1,835
Acquired goodwill	4,398
Balance at June 30, 2022	$6,233
The Company has no accumulated impairment losses on goodwill during the three and six months ended June 30, 2022 and 2021.
Intangible assets consisted of the following as of June 30, 2022:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$2,964	$(48)	$2,916	10
Trade name	887	(15)	872	10
Acquired software platform	910	(15)	895	10
Customer lists	190	(11)	179	3
Trademark	100	(2)	98	10
Noncompete agreement	52	(4)	48	2
Favorable operating lease	699	(29)	670	4
Unfavorable operating lease	(21)	1	(20)	4
Total intangible assets, net	$5,781	$(123)	$5,658

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company recognized $123 of amortization expense during the three and six months ended June 30, 2022. There was no amortization expense recorded during the three and six months ended June 30, 2021. The Company estimates the future aggregate amortization expense related to its intangible assets as of June 30, 2022 will be as follows:

Amortization expense
Remainder of 2022	$372
2023	745
2024	727
2025	677
2026	543
Thereafter	2,594
Total	$5,658
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Earnout consideration	$2,900	$—
Accrued compensation	1,157	814
Holdback consideration	1,100	—
Accrued selling expenses	584	522
Taxes payable	314	328
Shapeways credits	77	287
Other	1,106	694
Total	$7,238	$2,645
Note 10. Commitments and Contingencies
Leases
In connection with its acquisition of Linear, the Company assumed two leases of manufacturing facilities during the three months ended June 30, 2022. During the three and six months ended June 30, 2022, the Company maintained five leases of facilities located in the United States and the Netherlands, as well as one lease of office equipment, under operating leases.
For the three months ended June 30, 2022 and 2021, operating lease expense was $243 and $232, respectively. For the six months ended June 30, 2022 and 2021, operating lease expense was $385 and $552, respectively.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Right of use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
Assets:
Right-of-use assets, net	$2,603	$842
Total lease assets	$2,603	$842
Liabilities:
Current liabilities:
Operating lease liabilities, current	$850	$639
Non-current liabilities:
Operating lease liabilities, net of current portion	1,838	326
Total lease liability	$2,688	$965
The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating leases was 3.28 years and the weighted-average incremental borrowing rate was 6.88% as of June 30, 2022.
Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2022	2021
Operating cash flows from operating leases	$423	$597
As of June 30, 2022, future minimum lease payments required under operating leases are as follows:

Rest of 2022	$606
2023	777
2024	750
2025	683
2026	226
Total minimum lease payments	3,042
Less effects of discounting	(354)
Present value of future minimum lease payments	$2,688
Desktop Metal
On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. As of June 30, 2022, the Company paid $15.9 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $4.1 million of equipment, materials and services to be purchased under the MOU by or before December 31, 2022. The Company has no further obligations under the MOU.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021.
Note 11. Stockholders’ Equity (Deficit)
The consolidated statements of changes in stockholders’ equity (deficit) reflects the Business Combination as defined in Note 1 as of September 29, 2021. As Legacy Shapeways was deemed the accounting acquirer in the Business Combination with Galileo, all periods prior to the Closing date reflect the balances and activity of Legacy Shapeways. The balances as of January 1, 2021 from the consolidated financial statements of Legacy Shapeways as of that date, share activity (convertible preferred stock, common stock, additional paid in capital, accumulated deficit, and accumulated other comprehensive loss) and per share amounts were retroactively adjusted, where applicable, using the recapitalization conversion ratio of 0.8293 (the “Conversion Ratio”) established in the Merger.
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
The Company has issued and outstanding 49,213,438 and 48,627,739 shares of Common Stock as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021 there were 17,637,592 and 15,295,612 Public Warrants outstanding, respectively.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s Common Stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC Topic 718. The Company did not grant any additional Earn-Out RSUs during the three and six months ended June 30, 2022.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s Common Stock under the 2010 Plan at an average exercise price of $0.62 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. As of June 30, 2022, 10,052,787 shares of Common Stock are authorized for issuance pursuant to awards under the 2021 Plan. As of June 30, 2022, 4,618,708 shares have been awarded and 5,434,079 shares remain available for issuance under the 2021 Plan.
Option Awards
The Company accounts for share-based payments pursuant to ASC 718 and, accordingly, the Company records stock compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The Company is a public company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were no stock options granted during the three and six months ended June 30, 2022. The assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

Three and Six Months Ended June 30,
2021
Strike price	$0.17
Expected term (in years)	5.55 - 6.05
Expected volatility	57.09% - 57.81%
Risk-free interest rate	0.50% - 0.57%
Dividend yield	—%

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The following table summarizes the Company’s stock option activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	4,806,387	$0.63	6.57
Granted	—	—	—
Forfeited	(20,814)	0.49	—
Exercised	(217,967)	0.49	—
Outstanding at March 31, 2022	4,567,606	0.63	6.35
Granted	—	—	—
Forfeited	(11,431)	0.49	—
Exercised	(367,732)	0.50	—
Outstanding at June 30, 2022	4,188,443	$0.64	6.00
Exercisable at June 30, 2022	3,993,277	$0.65	5.93
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s Common Stock price and the exercise price of the stock options. There were no stock options granted during the six months ended June 30, 2022. The weighted-average grant-date fair value per stock option granted during the six months ended June 30, 2021 was $0.17. As of June 30, 2022, approximately $41 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 1.47 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share
Outstanding as of January 1, 2022	660,448	$3.80
Granted	2,608,455	2.86
Forfeited	(798)	1.06
Settled	—	—
Outstanding at March 31, 2022	3,268,105	2.96
Granted	939,441	1.85
Forfeited	(70,351)	2.70
Settled	—	—
Outstanding at June 30, 2022	4,137,195	2.43
Able to be settled at June 30, 2022	12,030	$2.86
The total fair value of restricted stock unit awards vested during the period ended June 30, 2022 was $2,344.
Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $6,329 as of June 30, 2022 and is expected to be recognized over the weighted average period of 3.39 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing Common Stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of June 30, 2022, 1,381,998 shares of Common Stock are available for purchase under the ESPP. As of June 30, 2022, no shares have been purchased under the ESPP.
Note 13. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services are estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Liabilities:
Warrant liabilities	3	$77	$2,274
Earnout consideration	3	$2,900	$—
Warrant Liabilities
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
The Private Warrants and Sponsor Warrants are identical to the Public Warrants except that the Private Warrants and Sponsor Warrants (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants or Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants or Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Upon the transfer of a Private Warrant or Sponsor Warrant to a party other than an initial purchaser or any of its permitted transferees, the Private Warrants or Sponsor Warrants become Public Warrants and the fair market value of the Private Warrants at the date of the transfer is reclassified to equity.
The Private Warrants and Sponsor Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Warrants and Sponsor Warrants as derivative liabilities in its unaudited condensed consolidated balance sheet as of June 30, 2022.

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
The significant unobservable inputs used in the Binomial Lattice Model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	June 30, 2022	December 31, 2021
Stock price on valuation date	$1.17	$3.71
Exercise price per share	$11.50	$11.50
Expected life	4.25 years	4.75 years
Volatility	67.0%	56.4%
Risk-free rate	3.0%	1.2%
Dividend yield	—%	—%
Fair value per warrant	$0.10	$0.73
The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Balance at December 31, 2021	$2,274
Transfer of Private Warrants to Public Warrants	(670)
Change in fair value	(1,527)
Balance at June 30, 2022	$77
For the three and six months ended June 30, 2022, the Company recognized income resulting from a change in the fair value of warrant liabilities of $765 and $1,527, respectively. There was no change in fair value for the three and six months ended June 30, 2021 as there were no warrant liabilities outstanding as of June 30, 2021.
As of June 30, 2022 and December 31, 2021, there were 772,408 and 3,114,388 Private Warrants outstanding, respectively.
Earnout Consideration
Any change in the fair value of the earnout consideration is included in selling, general and administrative expenses on the Company's unaudited condensed consolidated statements of operations and comprehensive (loss) income. There were no changes to the fair value for the three and six months ended June 30, 2022.
Fair Value on a Non-Recurring Basis
At the Closing, there were 3,510,405 shares of Common Stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of Common Stock reaching targets of $14.00 and $16.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways shareholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the Common Stock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways shareholders. The Earnout Shares are a fixed number of shares to be issued to such shareholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of June 30, 2022, there were 3,510,405 Earnout Shares unvested and remaining subject to the Earnout Terms.
Note 14. Significant Concentrations
One customer accounted for approximately 20% and 25% of revenue for the three months ended June 30, 2022 and 2021, respectively. No other customers represented more than 10% of revenue for the three months ended June 30, 2022 and 2021.
One customer accounted for approximately 21% and 23% of revenue for the six months ended June 30, 2022 and 2021, respectively. No other customers represented more than 10% of revenue for the six months ended June 30, 2022 and 2021.
No vendor accounted for more than 10% of purchases for the three months ended June 30, 2022. One vendor accounted for approximately 19% of purchases for the three months ended June 30, 2021.
One vendor accounted for approximately 44% and 10% of purchases for the six months ended June 30, 2022 and 2021. No other vendors represented more than 10% of purchases for the six months ended June 30, 2022 and 2021.
As of June 30, 2022, three customers accounted for approximately 33%, 15% and 10% of accounts receivable. As of December 31, 2021, two customers accounted for approximately 32% and 25% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, two vendors accounted for approximately 13% and 10% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 18% and 11% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of June 30, 2022 and December 31, 2021.
Note 15. Subsequent Events
The Company has evaluated all known subsequent events through August 12, 2022, which is the date these condensed consolidated financial statements were issued, and has determined that no subsequent events have occurred requiring recognition or disclosure in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition and changes in financial condition. You should read the following discussion and analysis of financial condition and results of operations together with the accompanying unaudited condensed consolidated financial statements and the related notes to those statements of Shapeways included in this Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 which is contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 1, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from those anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations.
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
In 2020, we launched our software under the brand Powered by Shapeways to a limited set of design customers, and launched the first phase of this offering under the brand OTTO in the fourth quarter of 2021, to third-party manufacturers. This phase of the rollout involves activities such as creating awareness of the new offering and ensuring the software can interoperate with systems used by potential customers. We plan to roll out further phases of this software over the next two years. Additionally, in April 2022 we acquired MFG.com ("MFG"), which we believe will help further our software strategy and is expected to help accelerate OTTO's phased rollout. We believe that offering our OTTO software to other manufacturers will enable us to generate future revenue. However, we have not derived significant revenue from sales of our software to date, and may never be successful in doing so. We expect to further commercialize our software, which we expect will provide software customers with an end-to-end software for their manufacturing operations and to expand the manufacturing capabilities that they offer to their customers.

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
Software and manufacturing pricing may vary due to market-specific supply and demand dynamics, customer order size, and other factors. Sales of certain products, such as software, have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of offerings we sell during a given period. Our financial performance could also be affected by our level of acquisition activity and the timing of any such transactions and could impact the amount of additional revenue we receive in a particular period, as well as gross margins and operating expenses. In addition, we are subject to price competition, and our ability to compete in key markets will depend on the success of our investments in our offerings, and on cost improvements as well as on our ability to efficiently and reliably introduce cost-effective digital manufacturing solutions for our customers.
Continued Investment and Innovation
We believe that we are a leader in digital manufacturing solutions, offering high-quality, flexible, on-demand manufacturing coupled with purpose-built proprietary software. Our performance is significantly dependent on the investment we make in our software development efforts and in new digital manufacturing technologies. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop and introduce innovative new offerings, enhance existing solutions and generate customer demand for our offerings. We believe that investment in our digital manufacturing solutions will contribute to long-term revenue growth but, depending on the level of such investment, may adversely affect near-term profitability.
We have also invested, and plan to continue to invest, in increasing our customer focus on middle market and enterprise opportunities, including by hiring business development personnel. We believe we will start to benefit from these investments in the coming quarters, but we expect to continue experiencing near-term impact on our gross margins as we continue to invest in this strategy. Our customer count may continue to decline as we increase our focus on middle market and enterprise opportunities. Additionally, these businesses involve risks that may not be present with smaller customers, including longer sales cycles, which create difficulties in assessing deal cyclicality and may cause our revenue and operating results to vary significantly in future periods.
Raw Material, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the COVID-19 pandemic, the Russian invasion of Ukraine and other supply and labor disruptions along with ongoing inflationary factors could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.

Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” During the six months ended June 30, 2022 and 2021, approximately 78% and 74% of our revenue was designated as Direct Sales, respectively. This revenue is recognized upon shipment of the manufactured product to the customer. Additionally, Direct Sales for the three and six months ended June 30, 2022 reflects the revenue from the acquisition of Linear AMS ("Linear") in May 2022.
During the six months ended June 30, 2022 and 2021, approximately 19% and 25% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website. Sales through this channel are subject to our regular manufacturing fees plus a 3.5% fee on any price markup the customer includes on their product.
Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. We launched the first phase of this offering more broadly under the brand OTTO in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. Additionally, software revenue for the three and six months ended June 30, 2022 reflects the revenue from the recent acquisition of MFG.
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
•Our level of investment in new technologies; and
•Our level of acquisition activity and the timing of any such transaction.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related costs for individuals working in our sales and marketing departments, third party consultants and vendors, marketing costs such as search engine marketing and search engine optimization and other advertising costs, as well as personnel-related expenses associated with our executive, finance and accounting, legal, human resources, and supply chain functions, as well as professional fees for legal, audit, accounting and other consulting services along with administrative costs of doing business which include, but are not limited to, rent, utilities, and insurance.
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
Research and Development
Our research and development expenses consist primarily of employee-related personnel expenses, consulting and contractor costs, and SaaS, data center, and other technology costs and are typically expensed as incurred. We expect research and development costs will increase on an absolute dollar basis over time as we continue to invest in our software offering.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the Private Warrants assumed pursuant to the Merger.
Interest Expense
Interest expense consists primarily of interest expense associated with our term loan and our bridge loan. At the Closing of the Business Combination, we repaid and terminated the term loan in full. Immediately prior to the completion of the Business Combination, the bridge loan was converted into shares of common stock of Legacy Shapeways. We had no interest-bearing debt outstanding as of June 30, 2022 and December 31, 2021.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$8,433	$8,849	$(416)	(5)%
Revenue for the three months ended June 30, 2022 and 2021 was $8.4 million and $8.8 million, respectively, representing a decrease of $0.4 million, or 5% from the prior year period. The decrease in revenue was primarily attributable to a 15% decrease in customer count, partially offset by a 17% increase in average revenue per customer. Revenue for the three months ended June 30, 2022 reflects the revenue from the acquisitions of Linear and MFG.
Cost of Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$4,791	$4,556	$235	5%
Cost of revenue for the three months ended June 30, 2022 and 2021 was $4.8 million and $4.6 million, respectively, representing an increase of $0.2 million, or 5%. The increase in cost of revenue was primarily due to an investment in new technologies and a more varied product mix, including additional product offerings as a result of acquisitions.
Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross Profit	3,642	4,293	$(651)	(15)%
Gross profit for the three months ended June 30, 2022 and 2021 was $3.6 million and $4.3 million, respectively, representing a decrease of $0.7 million or 15%. The decrease in gross profit was primarily driven by lower revenue and higher cost of revenue across a more varied product mix while new technologies ramp up.

	Three Months Ended June 30,		Change
	2022	2021	Points	%
Gross Margin	43%	49%	(6)	(12)%
Selling, General and Administrative
SG&A expenses for the three months ended June 30, 2022 and 2021 were $6.8 million and $3.2 million, respectively, representing an increase of $3.6 million, or 113%. The increase in SG&A expenses primarily resulted from increases to personnel cost, expenses related to the acquisitions of MFG.com, MakerOS and Linear AMS during the three months ended June 30, 2022 (the “2022 acquisitions”), amortization related to the intangibles acquired as part of the 2022 acquisitions and audit and other spending related to becoming a public company.
Research and Development
Research and development expenses for the three months ended June 30, 2022 and 2021 were $2.4 million and $1.1 million, respectively, representing an increase of $1.2 million, or 111%. The increase in research and development expenses was primarily due to an increase in personnel cost.
Interest Expense
There was no interest expense for the three months ended June 30, 2022. Interest expense for the three months ended June 30, 2021 was $0.1 million.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities decreased by $0.8 million and resulted in a gain for the three months ended June 30, 2022. The increase related to the change in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.
Income Taxes
We did not record an income tax benefit (expense) for the three months ended June 30, 2022 and 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$16,003	$17,638	$(1,635)	(9)%
Revenue for the six months ended June 30, 2022 and 2021 was $16.0 million and $17.6 million, respectively, representing a decrease of $1.6 million, or 9%. The decrease in total revenue was primarily attributable to a 17% decrease in customer count, partially offset by a 10% increase in average revenue per customer. Revenue for the six months ended June 30, 2022 reflects the revenue from the acquisitions of Linear and MFG.
Cost of Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$8,952	$9,216	$(264)	(3)%
Cost of revenue for the six months ended June 30, 2022 and 2021 was $9.0 million and $9.2 million, respectively, representing a decrease of $0.3 million, or 3%. The decrease in cost of revenue was primarily due to a lower production volume, partially offset by higher expenses related to investment in new technologies and a more varied product mix, including additional product offerings as a result of acquisitions.
Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross Profit	7,051	8,422	$(1,371)	(16)%
Gross profit for the six months ended June 30, 2022 and 2021 was $7.1 million and $8.4 million, respectively, representing a decrease of $1.4 million or 16%. The decrease in gross profit was primarily driven by lower revenue and higher cost of revenue across a more varied product mix while new technologies ramp up.

	Six Months Ended June 30,		Change
	2022	2021	Points	%
Gross Margin	44%	48%	(4)	(8)%
Selling, General and Administrative
SG&A expenses for the six months ended June 30, 2022 and 2021 were $12.9 million and $6.2 million, respectively, representing an increase of $6.7 million, or 108%. The increase in SG&A expenses resulted from an increase to personnel cost due to an increase in the number of employees, expenses related to the 2022 acquisitions, amortization related to the intangibles acquired as part of the 2022 acquisitions and audit and other spending related to becoming a public company.
Research and Development
Research and development expenses for the six months ended June 30, 2022 and 2021 were $4.4 million and $2.4 million, respectively, representing an increase of $2.0 million, or 82%. The increase in research and development expenses was primarily due to an increase in personnel cost during the six months ended June 30, 2022.
Debt Forgiveness
We had no debt forgiveness during the six months ended June 30, 2022. Debt forgiveness for the six months ended June 30, 2021 was $2.0 million, relating to the forgiveness of our Payroll Protection Program (“PPP”) loan.

Interest Expense
There was no interest expense for the six months ended June 30, 2022. Interest expense was $0.3 million for the six months ended June 30, 2021.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities decreased by $1.5 million and resulted in a gain for the six months ended June 30, 2022. The increase related to the change in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.
Income Taxes
Income tax benefit was immaterial for the six months ended June 30, 2022. Income tax benefit was $0.1 million for the six months ended June 30, 2021.
We have provided a valuation allowance for all of our deferred tax assets as a result of our historical net losses in the jurisdictions in which we operate. We continue to assess our future taxable income by jurisdiction based on our recent historical operating results, the expected timing of reversal of temporary differences, various tax planning strategies that we may be able to enact in future periods, the impact of potential operating changes on our business and our forecast results from operations in future periods based on available information at the end of each reporting period. To the extent that we are able to reach the conclusion that deferred tax assets are realizable based on any combination of the above factors in a single, or multiple, taxing jurisdictions, a reversal of the related portion of our existing valuation allowances may occur.
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

We define Adjusted EBITDA as net (loss) income excluding debt forgiveness, interest expense, net of interest income, income tax benefit, depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, acquisition costs and other (which includes other income and non-operating gains and losses).

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net (loss) income to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net (loss) income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net (loss) income	$(4,674)	$(135)	$(8,711)	$1,573
Debt forgiveness	—	—	—	(2,000)
Interest expense, net	(1)	130	(2)	281
Depreciation and amortization	377	137	559	278
Stock based compensation	457	171	769	345
Change in fair value of warrant liabilities	(765)	—	(1,527)	—
Income tax benefit	(1)	2	(1)	(71)
Acquisition costs	373	—	373	—
Other	(36)	12	(37)	19
Adjusted EBITDA	$(4,270)	$317	$(8,577)	$425
Liquidity and Capital Resources

We have incurred losses from operations in each of our annual reporting periods since our inception. As of June 30, 2022, we had $50.4 million in cash and cash equivalents and $0.1 million in restricted cash. Until the Business Combination, we primarily funded operations through preferred stock offerings and debt instruments.

In September 2021, we consummated the Business Combination which provided gross proceeds resulting from the Merger and PIPE Investment of approximately $28.1 million and $75.0 million, respectively, for a total of approximately $86.8 million in net proceeds after transaction costs.

Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of June 30, 2022, we paid $15.9 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $4.1 million of equipment, materials and services to be purchased under the MOU by or before December 31, 2022. We have no further obligations under the MOU.

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

Cash Flow Summary for the six months ended June 30, 2022 and 2021
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(12,166)	$(1,464)
Ned cash used in investing activities	(17,315)	(143)
Net cash provided by (used in) financing activities	288	(827)
Net change in cash and cash equivalents and restricted cash	$(29,193)	$(2,434)
Operating Activities
Net cash used in operating activities was $12.2 million for the six months ended June 30, 2022, primarily consisting of net loss of $8.7 million, net cash outflow from working capital of $3.6 million, and gain on change in fair value of warrant liability of $1.5 million, partially offset by depreciation and amortization expense of $0.6 million, stock-based compensation expense of $0.8 million and lease expense of $0.4 million.
Net cash used in operating activities was $1.5 million during six months ended June 30, 2021, primarily due to a net cash outflow from a change in our operating assets and liabilities of $2.2 million, debt forgiveness of $2.0 million related to our PPP loan and other non-cash expenses of $1.2 million, partially offset by net income of $1.6 million.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $17.3 million, which consisted of $8.9 million related to net cash paid for the 2022 acquisitions and $8.5 million for purchases of property and equipment. During the six months ended June 30, 2021 net cash used in investing activities was $0.1 million for purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million resulting from proceeds from exercises of employee stock options.
During the six months ended June 30, 2021, net cash used by financing activities was $0.8 million resulting primarily from repayments of loans payable.
Contractual Obligations and Commitments
See Note 10, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 included elsewhere in this Report for further discussion of our commitments and contingencies.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience (where available), current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in its judgments, the results could be materially different from our estimates. To the extent that there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.
For a discussion of our critical accounting estimates, please refer to ITEM 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K/A for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes to our critical accounting estimates.
Recent Accounting Pronouncements
Refer to Note 2 of our unaudited condensed consolidated financial statements found elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We experienced net loss of $4.7 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively and net loss of $8.7 million and net income of $1.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $121.5 million. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
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
Over the next several years we will attempt to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing, and sales efforts. These investments include additional acquisitions, as well as dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investment, our revenues and profitability will be adversely affected.
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
We launched our software under the brand Powered by Shapeways in 2020 to a limited set of design customers and launched the first phase of this offering more broadly under the brand "OTTO" in the fourth quarter of 2021. We plan to roll out further phases of this software over the next two years. We have not derived significant revenue from sales of our software to date, and we may never be successful in doing so. If our software offerings do not achieve widespread acceptance, if our rollouts do not advance on the expected timeframe, or if there is lower than anticipated demand for our software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected.
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
Our business may be affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions by our competitors, and the emergence of new technologies, any of which could render our existing and proposed offerings and proprietary technology obsolete. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. Furthermore, in order to enable continuous deep integrations with our customers, we must continually update our platform so that it can interoperate with other software and systems used by our customers. We believe that to remain competitive we must continually enhance and improve the functionality and features of our services and technologies. However, there is a risk that we may not be able to:
•Develop or obtain leading technologies useful in our business;
•Enhance our existing software products;
•Develop new services and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of materials diversity;
•Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis;
•Successfully manage frequent introductions and transitions of technology and software; or
•Recruit or retain key technology employees.
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
All of our U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Where permissible by law, we generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, in certain circumstances we may choose not to enforce these agreements and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.
Changes in the mix of the offerings we provide may impact our gross margins and financial performance.
Our financial performance has been and may continue to be affected by the mix of offerings we sell during a given period, and we may experience significant quarterly fluctuations in revenues, gross profit margins, or operating income or loss due to the impact of the mix of offerings, channels, or geographic areas in which we sell our offerings. Our offerings are sold, and will continue to be sold, at different price points. Sales of certain of our offerings have, or are expected to have, higher gross margins than others. If our offerings mix shifts into lower gross margin offerings, and we are not able to sufficiently reduce the engineering, production, and other costs associated with those offerings or substantially increase the sales of our higher gross margin offerings, our profitability could be reduced. In addition, the introduction of new products or services, including as a result of acquisitions, has and may continue to heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs.
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
Some of our digital manufacturing solutions have not been widely released, including our planned “gray-label” platform offering. There are often delays in the testing, manufacture, and commercial release of new solutions, and any delay in the process could materially damage our brand, business, growth prospects, financial condition, and operating results. Even if we successfully complete the testing of new solutions, they may not achieve widespread commercial success for a number of reasons, including:
•misalignment between the solutions and customer needs;
•lack of innovation of the solutions;
•failure of the solutions to perform in accordance with the customer’s industry standards;
•ineffective distribution and marketing;
•delay in obtaining any required regulatory approvals;
•unexpected production costs; or
•release of competitive products.
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
We have invested, and plan to continue to invest, in increasing our customer focus towards middle market and enterprise opportunities. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, less predictability in completing some of our sales, and extended payment terms. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the lengthier amount of time for large customers to evaluate and test our platform prior to making a purchase decision and placing an order, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, larger organizations may demand more customization, which would increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products widely enough across their organization to justify our substantial upfront investment. A portion of these customers may purchase our services on payment terms, requiring us to assume a credit risk for non-payment in the ordinary course of business. If we fail to effectively manage these risks associated with sales to large customers, our business, financial condition, and results of operations may be affected.
We derive a significant portion of our revenue from business conducted outside the U.S. and are subject to the risk of doing business outside the United States.
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the six months ended June 30, 2022, we derived approximately 34% of our revenue from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.
Risks and uncertainties we face from our global operations include:
•difficulties in staffing and managing foreign operations;
•limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our offerings or work with suppliers or other third parties;
•potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;
•foreign currency exchange risk;
•costs and difficulties of customizing offerings for foreign countries;

•challenges in providing solutions across a significant distance, in different languages, and among different cultures;
•laws and business practices favoring local competition;
•being subject to a wide variety of complex foreign laws, treaties, and regulations and adjusting to any unexpected changes in such laws, treaties, and regulations;
•specific and significant regulations, including the European Union’s General Data Protection Regulation, or GDPR, which imposes compliance obligations on companies who possess and use data of EU residents;
•uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;
•compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;
•tariffs, trade barriers, sanctions, and other regulatory or contractual limitations on our ability to sell or develop our offerings in certain foreign markets;
•operating in countries with a higher incidence of corruption and fraudulent business practices;
•changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices, and data privacy concerns;
•supply chain disruptions, which may be exacerbated by the conflict between Russia and Ukraine and the ongoing COVID-19 pandemic;
•potential adverse tax consequences arising from global operations;
•seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;
•rapid changes in government, economic, and political policies and conditions; and
•political or civil unrest or instability, regional or larger scale conflicts or geo-political actions, including war or other military conflicts (such as the conflict between Russia and Ukraine), terrorism or epidemics, and other similar outbreaks or events.
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
Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of June 30, 2022, we paid $15.9 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $4.1 million of equipment, materials and services to be purchased under the MOU by or before December 31, 2022. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful.

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
If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets, or investors. Furthermore, acquisitions could pose numerous additional risks to our operations, including:
•diversion of management’s attention from their day-to-day responsibilities;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs, which would be recognized as a current period expense;
•problems integrating the purchased business, products or technologies;
•challenges in achieving strategic objectives, cost savings and other anticipated benefits;
•inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;
•the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•difficulty in maintaining controls, procedures, and policies during the transition and integration;
•challenges in integrating the new workforce and the potential loss of key employees, particularly those of the acquired business; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing shareholders, incur indebtedness, assume contingent liabilities, or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We are also required to record goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period.
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
Our largest customer accounted for approximately 21% of our revenue and 33% of our accounts receivable for the six months ended June 30, 2022. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.
If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have historically had manufacturing service centers in Eindhoven, the Netherlands and, Long Island City, New York. In connection with the acquisition of Linear AMS in May 2022, we assumed the leases for two additional manufacturing facilities in Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflict between Russia and Ukraine), consequences owing to the COVID-19 pandemic, or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
Our lease of our manufacturing facility in New York will expire on January 31, 2023. We do not intend to renew this lease, and plan to house our production of products currently made at our existing facility in New York in our newly acquired facility in Livonia, Michigan. We currently plan to begin moving equipment into the Michigan facility in September 2022, with production scheduled to begin in the new facility in October 2022. However, due to risks attendant with the new production facility, we may not achieve the cost savings, increased production capacity or other benefits that we anticipate from moving manufacturing operations to a less expensive facility. Additionally, we will incur costs in connection with departures of certain employees that currently work in our existing facility in New York, including costs in connection with bonuses to be paid to certain employees who have agreed to stay employed by Shapeways for a period of time before they depart.
In particular, unforeseen delays may negatively impact our scheduled move and could cause us to incur additional costs. Furthermore, we must transport certain large and complex equipment, which could be delayed or damaged in transit, causing us to experience delay or incur additional costs. Even if we successfully move our manufacturing operations, there is no assurance that the cost savings and efficiencies and improved production capacity we anticipate will be achieved, particularly if we are unable to successfully start-up, commission and integrate the relocated manufacturing operations, or we experience unforeseen or contingent liabilities of the relocated manufacturing operations. In addition, at the new facilities, we must hire and train our workforce to manage and use new production techniques and equipment layouts, and operate the equipment in the new setting, creating the potential for further delays, additional costs and potential quality control issues. As a result, we may face difficulties in implementing and maintaining consistent production standards, volumes, controls, procedures, policies and information systems. As the facilities ramp up production, we may be unable to obtain certain necessary or desirable customer or other certifications if we experience significant quality control issues.
Such delays, costs and challenges attendant with new production facilities and techniques could result in the distraction of management and general business disruption, costly delays, product quality issues or even supply shortages, any of which could adversely affect our operational and financial results and our reputation with our customers.
We could experience unforeseen difficulties in building and operating key portions of our manufacturing infrastructure.
We have designed and built our own manufacturing operations and other key portions of our technical infrastructure through which we manufacture products for customers, and we plan to continue to expand the size of our infrastructure through expanding our digital manufacturing facilities, including through our transition to our newly acquired facility in Michigan. The infrastructure expansion we may undertake may be complex, and unanticipated delays in the completion of these projects or availability of materials may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products.

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

Our business, brand, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn, with respect to our software as a service (“SaaS”) offering, OTTO, depend upon the availability of the internet and our third-party service providers. We rely on third party data center facilities operated by Digital Realty in the United States and EcoRacks in Eindhoven to host our main servers. In addition to Digital Realty and EcoRacks, some of our servers are housed by data centers operated by Amazon Web Services ("AWS"). Our main servers are nearing maximum capacity under our existing contracts with Digital Realty and EcoRacks. To increase server capacity to meet the market demand for our platform, we are in the process of migrating all of our data storage housed by data centers operated by cloud-based infrastructure services with AWS, which we expect to complete in the first half of 2023.

As we continue to migrate our existing third-party data centers to cloud-based infrastructure services, we may experience difficulties such as loss or corruption of data, service interruptions and downtime, increased cyber threats and activity, and unanticipated expenses, including increased costs of implementation. Difficulties in implementing or an inability to effectively implement our migration plans could disrupt our operations and harm our business. As we increase our reliance on cloud-based infrastructure services, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of, AWS’ cloud-based infrastructure. We may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If AWS increases its pricing terms, terminates or seeks to terminate our contractual relationship or changes or interprets their terms of service or policies in a manner that is unfavorable, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.

We do not control the operation of any third-party data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks, war or other military conflict, and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors, or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism, and similar misconduct. And while we rely on service level agreements with our hosting providers, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. These and other similar events beyond our control could negatively affect the use, functionality, or availability of our services.
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
If we are unable to retain existing customers, sell additional services to our existing customers, or attract new customers, our revenue growth will be adversely affected.
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their purchasing on terms favorable to us. We may not meet our customers’ expectations. We experienced a decline in our customer count during the six months ended June 30, 2022, and it is uncertain whether such changes are temporary. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our platform generally. If our efforts to sell additional solutions to our customers are not successful, our business and growth prospects may suffer. Additionally, our future revenue depends in part on our ability to turn our pipeline customers into actual customers. Pipeline customers may fail to accept our offerings, choose our competitors’ offerings, or otherwise not turn into customers. If we are not able to turn pipeline or other prospective customers into customers, or customers that provide significant revenues, our business and growth prospects could be adversely affected.
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
The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States and Netherlands, and each of these geographies has been affected by the outbreak and its variants and has taken measures to try to contain it, resulting in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future and any such disruptions could materially adversely affect our business. The impact of the pandemic on our business has included and could in the future include:
•disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions;
•temporary closures or reductions in operational capacity of our or third party manufacturing facilities;
•reductions in our capacity utilization levels;
•temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions (which may be exacerbated by war or other military conflict), which adversely affect our ability to procure sufficient inventory to support customer orders;
•temporary shortages of skilled employees available to staff manufacturing facilities due to shelter-in-place orders and travel restrictions within as well as into and out of countries;
•restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures;
•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;
•delays or limitations on the ability of our customers to perform or make timely payments;

•reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns;
•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers, and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities and suspending employee travel); and
•our management team continuing to commit significant time, attention, and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
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
For example, the conflict between Russia and Ukraine, the possibility of a trade war or other conflict between the United States and China, the ongoing impact of the COVID-19 pandemic and other supply and labor disruptions may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.
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
Our system stores, processes, and transmits our customers’ confidential information, including the intellectual property in their part designs, credit card information, and other sensitive data. We rely on encryption, authentication, and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation, and liability that would substantially harm our business and operating results. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these incidents, including cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to produce and sell our products and services. We utilize third-party service providers to host, transmit, or otherwise process electronic data in connection with our business. We or our third-party service providers may experience social-engineering attacks, malicious code, malware, denial-of-service attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft, misconduct or misuse, sophisticated attacks by nation-state and nation-state supported actors, advanced persistent threat intrusions, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Future or past business transactions (such as acquisitions) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired entities’ systems and technologies.
While we and our third-party service providers have implemented a number of security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ or employees’ data or other sensitive information. A security incident or other interruption could disrupt the ability to provide our platform. We may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Any security breach, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be perceived or asserted to be responsible for any breach of such measures or suffer reputational harm.
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
Our business relies on software products which are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. As the use of our platform expands, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors, or performance failures and we may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems, which could require us to allocate significant research and development and customer support resources to address these problems and divert the focus of our management and research and development teams. See “Risks Related to Our Business—Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could adversely affect our business and reputation.”
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of the NYSE. The requirements of these rules and regulations have increase our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.

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
There can be no assurance that we will be able to remain in compliance with the continued listing standards of the NYSE.
The NYSE considers a listed company to be out of compliance with its continued listing standards if, among other things, the average closing price of the company’s stock is less than $1.00 over a period of 30 consecutive trading days. If the listed company does not regain compliance within the NYSE’s six-month cure period, it will be subject to delisting. Our common stock has recently closed below $1.00 per share, and we cannot assure you that we will be able to remain in compliance with NYSE’s share price criteria.
Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price. In either case, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. Additionally, the NYSE considers a listed company to be out of compliance with its continued listing standards if the company’s average global market capitalization over a 30 consecutive trading-day period is less than $50.0 million and, at the same time, the company’s stockholders’ equity is less than $50.0 million. If the company does not regain compliance within a cure period up to a maximum of 18 months, it will be subject to delisting. If any of these were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards.
If we fail to satisfy the NYSE’s continued listing standards, our common stock will be subject to delisting. Delisting from the NYSE would likely have a negative effect on the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, limit or reduce the amount of analyst coverage we receive, and impair your ability to sell or purchase our common stock when you wish to do so. In addition, a delisting from the NYSE might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE and we are not able to list our common stock on another national exchange we will not be eligible to use Form S-3 registration statements, which would delay our ability to raise funds in the future, limit the type of offerings of common stock we could undertake, and increase the expenses of any offering.
In the event of a delisting of our common stock, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum share price requirement or prevent future non-compliance with the NYSE’s listing standards. Additionally, if our common stock is not listed on, or becomes delisted from, the NYSE for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our common stock may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your common stock unless a market can be established or sustained.
Risks Relating to Ownership of Our Common Stock
An active, liquid trading market for our common stock may not be sustained.
Our common stock is listed on the NYSE under the symbol “SHPW.” However, we cannot assure you that an active trading market for our common stock will be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither Shapeways nor any market maker has control. The lack of an active and liquid trading market would likely have a material adverse effect on the market price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing equity and may impair our ability to acquire other companies or technologies by using common stock as consideration.
Our issuance of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.
From time to time in the future, we may issue additional shares of our common stock or securities convertible into or exercisable for our common stock pursuant to a variety of transactions, including acquisitions. Additional shares of our common stock may also be issued upon exercise of outstanding stock options and warrants to purchase our common stock. The issuance by us of additional shares of our common stock or securities convertible into or exercisable for our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.
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
Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Both our business and the digital manufacturing industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:
•the degree of market acceptance of digital manufacturing and, specifically, our services;
•our ability to compete with competitors and new entrants into our markets;
•the mix of offerings that we sell during any period;
•the timing of our sales and deliveries of our offerings to customers;
•the geographic distribution of our sales;
•changes in our pricing policies or those of our competitors, including our response to price competition;
•changes in the amount that we spend to develop and manufacture new technologies;
•changes in the amounts that we spend to promote our services;

•expenses and/or liabilities resulting from litigation;
•delays between our expenditures to develop and market new or enhanced solutions and the generation of revenue from those solutions;
•unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;
•disruptions to our information technology systems;
•general economic and industry conditions that affect customer demand;
•the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers, and operations; and
•changes in accounting rules and tax laws.
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
The trading price of our common stock has been and may continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:
•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our services;
•future announcements concerning our business, our customers’ businesses, or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act or a “smaller reporting company”;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect the manufacturing industry generally or Shapeways specifically;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges, or sales of our capital stock;
•changes in our dividend policy;

•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war or other military conflicts, and responses to such events.
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
Our charter, bylaws, and Delaware law contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of Shapeways or changes in Shapeways that our management or stockholders may deem advantageous. Among other things, our charter and bylaws include the following provisions which:
•provide for a classified board of directors so that not all members of our Board of Directors are elected at one time;
•permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that directors may only be removed for cause and only by a super majority vote;

•require super-majority voting to amend certain provisions of our charter and any provision of our bylaws;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
10.1
Offer Letter between Shapeways Holdings, Inc. and Joseph Andrew Nied, effective April 27, 2022 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on May 16, 2022).

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

Shapeways Holdings, Inc.

Dated: August 12, 2022	By: /s/ Jennifer Walsh
Jennifer Walsh
Chief Financial Officer
(Principal Financial and Accounting Officer)