Form 10-Q
period 2022-09-30
Shapeways Holdings, Inc.
filed 2022-11-14
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 9, 2022 the registrant had 49,295,760 shares of common stock outstanding.

SHAPEWAYS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to the Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66

Signature		67

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$46,941	$79,677
Restricted cash	136	142
Accounts receivable	1,941	1,372
Inventory	1,242	927
Prepaid expenses and other current assets	5,416	4,360
Total current assets	55,676	86,478
Property and equipment, net	14,649	4,388
Right-of-use assets, net	2,475	842
Goodwill	6,411	1,835
Intangible assets, net	5,470	—
Security deposits	267	175
Total assets	$84,948	$93,718
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,761	$1,909
Accrued expenses and other liabilities	5,681	2,645
Operating lease liabilities, current	777	639
Deferred revenue	1,036	921
Total current liabilities	9,255	6,114
Operating lease liabilities, net of current portion	1,777	326
Warrant liabilities	46	2,274
Total liabilities	11,078	8,714
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 49,294,285 and 48,627,739 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	5	5
Additional paid-in capital	200,657	198,179
Accumulated deficit	(126,072)	(112,811)
Accumulated other comprehensive loss	(720)	(369)
Total stockholders’ equity	73,870	85,004
Total liabilities and stockholders’ equity	$84,948	$93,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$8,449	$7,716	$24,452	$25,354
Cost of revenue	4,758	4,055	13,710	13,271
Gross profit	3,691	3,661	10,742	12,083
Operating expenses
Selling, general and administrative	7,605	4,399	20,516	10,613
Research and development	2,572	1,673	6,992	4,099
Total operating expenses	10,177	6,072	27,508	14,712
Loss from operations	(6,486)	(2,411)	(16,766)	(2,629)
Other income (expense)
Long-term debt forgiveness	—	—	—	2,000
Change in fair value of earnout liability	1,784	—	1,784	—
Change in fair value of warrant liabilities	31	5,088	1,558	5,088
Interest expense	(7)	(126)	(7)	(407)
Interest income	21	1	23	1
Other income	110	—	149	1
Total other income (expense), net	1,939	4,963	3,507	6,683
(Loss) income before income tax expense (benefit)	(4,547)	2,552	(13,259)	4,054
Income tax expense (benefit)	3	—	2	(71)
Net (loss) income	(4,550)	2,552	(13,261)	4,125
Deemed dividend - Earnout Shares	—	(18,132)	—	(18,132)
Net loss attributable to common stockholders	$(4,550)	$(15,580)	$(13,261)	$(14,007)
Net (loss) income per share:
Basic	$(0.09)	$0.07	$(0.25)	$0.11
Diluted	$(0.09)	$0.07	$(0.25)	$0.11
Net loss per share attributable to common stockholders
Basic	$(0.09)	$(0.41)	$(0.25)	$(0.38)
Diluted	$(0.09)	$(0.41)	$(0.25)	$(0.38)
Weighted average common shares outstanding: (1)
Basic	53,185,561	37,932,345	52,985,344	37,351,244
Diluted	53,185,561	37,932,345	52,985,344	37,351,244
Other comprehensive loss
Foreign currency translation adjustment	(125)	(22)	(351)	(39)
Comprehensive loss	$(4,675)	$(15,602)	$(13,612)	$(14,046)
(1)Retroactively restated the common shares for 2021 due to the reverse recapitalization as described in Notes 1 and 11.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three and Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2022	—	$—	48,627,739	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	217,967	—	99	—	—	99
Stock-based compensation expense	—	—	—	—	312	—	—	312
Net loss	—	—	—	—		(4,037)	—	(4,037)
Transfer of Private Warrants to Public Warrants					382			382
Foreign currency translation	—	—	—	—	—		(52)	(52)
Balance at March 31, 2022	—	—	48,845,706	5	198,972	(116,848)	(421)	81,708
Issuance of Legacy Shapeways common stock upon exercise of stock options			367,732	—	189	—	—	189
Stock-based compensation expense	—	—	—	—	457	—	—	457
Net loss	—	—	—	—	—	(4,674)	—	(4,674)
Transfer of Private Warrants to Public Warrants			—	—	288			288
Foreign currency translation	—	—	—	—	—	—	(174)	(174)
Balance at June 30, 2022	—	—	49,213,438	5	199,906	(121,522)	(595)	77,794
Stock issued for stock-based compensation	—	—	80,847	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	750	—	—	750
Net loss	—	—	—	—	—	(4,550)	—	(4,550)
Foreign currency translation	—	—	—	—	—	—	(125)	(125)
Balance at September 30, 2022	—	$—	49,294,285	$5	$200,657	$(126,072)	$(720)	$73,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
Three and Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2021 (as previously reported)	22,579,695	$2	16,211,567	$2	$112,993	$(114,567)	$(277)	$(1,847)
Retroactive application of reverse recapitalization	(22,579,695)	(2)	15,972,696	1	1	—	—	—
Balance at January 1, 2021 (after effect of reverse recapitalization) (1)	—	—	32,184,263	3	112,994	(114,567)	(277)	(1,847)
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	35,895	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	174	—	—	174
Net income	—	—	—	—	—	1,708	—	1,708
Foreign currency translation	—	—	—	—	—	—	(9)	(9)
Balance at March 31, 2021	—	—	32,220,158	3	113,184	(112,859)	(286)	42
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	63,506	—	55	—	—	55
Issuance of Legacy Shapeways convertible Series B-1 preferred stock resulting from exercise of warrants	—	—	19,177	—	60	—	—	60
Stock-based compensation expense	—	—	—	—	171	—	—	171
Net loss	—	—	—	—	—	(135)	—	(135)
Foreign currency translation	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2021	—	—	32,302,841	3	113,470	(112,994)	(294)	185
Issuance of Legacy Shapeways common stock upon exercise of stock options	—	—	1,113,029	—	481	—	—	481
Issuance of Legacy Shapeways common stock upon conversion of convertible notes	—	—	1,406,741	—	5,913	—	—	5,913
Issuance of Legacy Shapeways common stock upon exercise of warrants	—	—	212,234	—	—	—	—	—
Issuance of Legacy Shapeways convertible Series D preferred stock upon exercise of warrants	—	—	89,217	—	—	—	—	—

Repurchase of Legacy Shapeways common stock	—	—	(19,226)	—	(152)	—	—	(152)
Effect of Merger and recapitalization, net of redemptions and issuance costs	—	—	5,691,648	1	10,035	—	—	10,036
Issuance of common stock pursuant to PIPE financing, net of issuance costs	—	—	7,500,000	1	64,936	—	—	64,937
Stock-based compensation expense	—	—	—	—	438	—	—	438
Net income	—	—	—	—	—	2,552	—	2,552
Foreign currency translation	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2021	—	$—	48,296,484	$5	$195,121	$(110,442)	$(316)	$84,368
(1)Retroactively restated for the reverse recapitalization as described in Notes 1 and 2.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(13,261)	$4,125
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,032	424
Stock-based compensation expense	1,519	783
Non-cash lease expense	687	696
Non-cash debt forgiveness	—	(2,000)
Change in fair value of earnout liability	(1,784)	—
Change in fair value of warrant liabilities	(1,558)	(5,088)
Change in operating assets and liabilities:
Accounts receivable	710	(924)
Inventory	(152)	173
Prepaid expenses and other assets	(1,335)	83
Accounts payable	(396)	(512)
Accrued expenses and other liabilities	713	853
Lease liabilities	(732)	(762)
Deferred revenue	(458)	(101)
Net cash used in operating activities	(15,015)	(2,250)
Cash flows from investing activities:
Purchases of property and equipment	(9,043)	(125)
Cash paid for acquisitions, net of cash acquired	(8,861)	—
Net cash used in investing activities	(17,904)	(125)
Cash flows from financing activities:
Proceeds from issuance of common stock	289	552
Proceeds received from exercise of preferred stock warrants	—	60
Effect of Merger, net of transaction costs	—	86,792
Repayments of loans payable	—	(3,459)
Net cash provided by financing activities	289	83,945
Net change in cash and cash equivalents and restricted cash	(32,630)	81,570
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	(112)	(28)
Cash and cash equivalents and restricted cash at beginning of period	79,819	8,709
Cash and cash equivalents and restricted cash at end of period	$47,077	$90,251
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$88
Accrued acquisition of property and equipment	$—	$441
Issuance of Legacy Shapeways common stock upon conversion of convertible notes	$—	$5,913
Repurchase of Legacy Shapeways common stock	$—	$(152)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Organization
On September 29, 2021 (the “Closing” or the “Closing Date”), Galileo Acquisition Corp., a Cayman Islands exempted company (“Galileo” and after the Domestication (as defined below) “Shapeways”), a publicly-traded special purpose acquisition company, consummated the transactions described in the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated April 28, 2021, by and among Galileo Founders Holdings, L.P. (the “Sponsor”), Galileo Acquisition Corp., Galileo Acquisition Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Galileo (“Merger Sub”), and Shapeways, Inc., a Delaware corporation (“Legacy Shapeways”), whereby Merger Sub merged with and into Legacy Shapeways, the separate corporate existence of Merger Sub ceasing and Legacy Shapeways being the surviving corporation and a wholly owned subsidiary of Shapeways (the “Merger”).
Further, on the Closing Date, Galileo was domesticated and continued as a Delaware corporation (the “Domestication” and, together with the Merger, the “Business Combination”), changing its name to “Shapeways Holdings, Inc.” (the “Company” and/or “Shapeways”). Simultaneously with the execution of the Business Combination, Galileo entered into subscription agreements pursuant to which certain investors agreed to purchase an aggregate of 7,500,000 shares of common stock for a purchase price of $10.00 per share and $75,000,000 in the aggregate (the “PIPE Investment”). At the Closing, the Company consummated the PIPE Investment. Shapeways also operates through its wholly owned subsidiaries, Shapeways BV, which was incorporated in the Netherlands on December 10, 2008 and Linear Mold & Engineering, LLC, also referred to as Linear AMS ("Linear"), which was acquired in May 2022.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Functional Currency
The Euro is the functional currency for Shapeways BV’s operations outside the United States. Assets and liabilities of these operations are translated into U.S. Dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within stockholders’ equity (deficit). Gains and losses from foreign currency transactions are included in net loss for the period.
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$46,941	$90,108
Restricted cash	136	143
	$47,077	$90,251
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at September 30, 2022 and December 31, 2021.
Inventory
Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution centers. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of September 30, 2022 and December 31, 2021, the Company determined an allowance was not deemed necessary.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
charges were recorded for the three and nine months ended September 30, 2022 and 2021. Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

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
Long-Lived Assets, Including Definite-Lived Intangible Assets
Intangible assets, which consist of technology, customer relationships, trademarks, favorable and unfavorable operating leases, and non-compete agreements are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from two to ten years. The Company periodically reviews the estimated useful lives of intangible assets and adjusts when events indicate that a shorter life is appropriate. In accordance with authoritative accounting guidance, capitalization of costs to develop software begins when preliminary development efforts are successful and completed. Costs related to the design or maintenance of internal-use software are expensed as incurred.
Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the three and nine months ended September 30, 2022 and 2021.
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
Fair Value Measurements
The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s condensed consolidated financial statements from the acquisition date (see Note 3).
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
Stock-based Compensation
The Company recognizes stock-based compensation expense for all stock options, restricted stock units and other arrangements within the scope of ASC 718, Stock Compensation ("ASC 718"). Stock-based compensation expense is measured at the date of grant, based on the fair value of the award, and is recognized using the straight-line method over the employee’s requisite service period. Compensation for stock-based awards with vesting conditions other than service are recognized based on the probability of the performance condition being met over the vesting period. Forfeitures are recognized as they are incurred.
Public and Private Common Stock Warrant Liabilities
As part of Galileo’s initial public offering, Galileo issued to third party investors 13,800,000 units, consisting of one ordinary share of Galileo and one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of Galileo’s initial public offering, Galileo completed the private sale of 4,110,000 warrants to Galileo’s sponsor and EarlyBirdCapital, Inc. at a purchase price of $1.00 per warrant (the “Private Warrants”). In connection with the Business Combination, Galileo’s sponsor exercised its right to convert the aggregate outstanding principal amount of the convertible promissory note issued by Galileo into an aggregate of 500,000 warrants (the "Sponsor Warrants"), with terms equivalent to the Private Warrants.
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
The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations and comprehensive loss at each reporting date.
Research and Development Costs
Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended September 30, 2022 and 2021, research and development costs were $2,572 and $1,673, respectively. For the nine months ended September 30, 2022 and 2021, research and development costs were $6,992 and $4,099, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended September 30, 2022 and 2021, advertising costs were $571 and $568, respectively. For the nine months ended September 30, 2022 and 2021, advertising costs were $1,425 and $1,008, respectively. Advertising costs are included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.
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
In applying the estimated annual effective tax rate approach prescribed under ASC 740, Income Taxes, and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three and nine months ended September 30, 2022 and 2021 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
the three and nine months ended September 30, 2022 and 2021 is zero. The Company’s effective tax rate of zero for each of the three months ended September 30, 2022 and 2021 and zero and (1.78)% for the nine months ended September 30, 2022 and 2021, respectively, differs from the applicable statutory tax rate primarily due to the fact that the Company maintains a full valuation allowance against its U.S. deferred tax assets as a result of its historical and current period losses.
(Loss) Income per Share
In accordance with the provisions of ASC 260, Earnings Per Share, net (loss) income per common share is computed by dividing net (loss) income by the weighted-average shares of common stock outstanding during the period. Basic (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net (loss) income per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted net (loss) income per share calculation since the effect would be anti-dilutive. A reconciliation of net (loss) income and net loss attributable to common stockholders and number of shares used in computing basic and diluted net (loss) income and net loss attributable to common stockholders per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and Diluted net (loss) income per share computation:
Numerator for basic and diluted net loss per share:
Net (loss) income	$(4,550)	$2,552	$(13,261)	$4,125
Net loss attributable to common stockholders	$(4,550)	$(15,580)	$(13,261)	$(14,007)
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	53,185,561	37,932,345	52,985,344	37,351,244
Basic and diluted net (loss) income per share	$(0.09)	$0.07	$(0.25)	$0.11
Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.41)	$(0.25)	$(0.38)
The following table presents the outstanding shares of common stock equivalents that were excluded from the computation of the diluted net (loss) income per share attributable to common stock for the periods in which a net (loss) income is presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock warrants	18,410,000	18,410,000	18,410,000	18,410,000
Earnout Shares	3,510,405	3,510,405	3,510,405	3,510,405
Unvested RSUs	5,247,056	—	5,247,056	—
Included in net (loss) income per share are 3,951,205 and 4,833,059 shares subject to options due to their nominal exercise prices as of September 30, 2022 and 2021, respectively.
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
In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard is effective for fiscal years and interim periods with those fiscal years beginning after December 15, 2022, and should be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company early adopted this guidance on April 22, 2022, and has applied the guidance to business combinations entered into during fiscal 2022.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Accounting for Credit Losses (Topic 326), which requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the standard will have on its condensed consolidated financial statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326)—Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the update will have on its condensed consolidated financial statements.
Note 3. Business Acquisitions
During April and May 2022, the Company completed three insignificant strategic acquisitions of MP2020, Inc., also referred to as MFG.com ("MFG"), Linear, and MakerOS, Inc. ("MakerOS"), collectively the "2022 acquisitions."
The following table summarizes the total consideration for the 2022 acquisitions:

Consideration
Cash consideration	$8,890
Holdback consideration	1,100
Earnout consideration	2,900
Total consideration	$12,890

The holdback consideration represents the portion of the purchase price to be paid within 12 months from the respective closing dates, subject to reduction for certain indemnifications and other potential obligations of the acquired businesses. The fair value of the earnout consideration liability for the Linear acquisition was determined using a Monte Carlo simulation based on revenue performance for the 12 months ending December 31, 2022. The estimated fair value at acquisition was $2,900 and is included in accrued expenses and other liabilities within the unaudited condensed consolidated balance sheet. As of September 30, 2022 the estimated fair value of the earnout consideration was $1,116. If

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
achieved, the earnout will be payable in cash and equity in April 2023. There is no earnout consideration for the MFG or MakerOS acquisitions.
The Company has accounted for the MFG and Linear acquisitions as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"), and the acquisition of Maker OS as an asset purchase. The net assets acquired in the acquisitions was $12,890 which includes $5,781 of net intangible assets and $4,576 of goodwill. The Company has allocated the purchase price based on preliminary estimates of fair value for the assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.
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
The Company recognizes the sale of 3D printed products to customers at a point in time, specifically upon shipping the goods to the customer (FOB Origin) given the transfer of significant risks and rewards of ownership at that point in time. Contracts involving the manufacturing and delivery of 3D printed products to customers do not include other performance obligations. As such, allocation of the transaction price is not necessary as the entire contract price is attributed to the sole performance obligation identified.
Software revenue
The Company launched the first phase of its software offering under the brand "OTTO" in the fourth quarter of 2021. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. The Company expanded its software offering's customer base and feature set with the acquisition of MFG and MakerOS, both completed in April 2022. Software revenue for the three and nine months ended September 30, 2022 reflects the April 2022 acquisition of MFG.
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
The following table presents the Company's revenue disaggregated by revenue discipline:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Major products/service lines:
Direct sales	$6,457	$5,985	$18,901	$19,068
Marketplace sales	1,403	1,663	4,383	6,062
Software	589	68	1,168	224
Total revenue	$8,449	$7,716	$24,452	$25,354
Timing of revenue recognition:
Products transferred at a point in time	$1,403	$1,663	$4,383	$6,062
Products and services transferred over time	7,046	6,053	20,069	19,292
Total revenue	$8,449	$7,716	$24,452	$25,354

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity consisted of the following:

	September 30, 2022	December 31, 2021
Balance at beginning of the period	$921	$753
Deferred revenue recognized during period	(24,452)	(33,623)
Additions to deferred revenue during period	24,567	33,791
Total Deferred Revenue	$1,036	$921
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $921 of deferred revenue as of January 1, 2022 was recognized during the nine months ended September 30, 2022. The opening balance of accounts receivable as of January 1, 2021 was $185.
Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with Customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 5. Inventory
Components of inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$993	$735
Work-in-process	103	28
Finished goods	146	164
Total	$1,242	$927
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid operating expenses	$3,263	$396
Prepaid insurance	156	2,338
Prepaid expenses	961	680
VAT receivable	1,030	945
Other current assets	6	1
Total	$5,416	$4,360

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Machinery and equipment	$10,434	$6,996
Computers and IT equipment	1,072	957
Leasehold improvements	2,355	2,482
Furniture and fixtures	94	49
Vehicles	42	—
Assets to be placed in service	10,868	2,442
Property and equipment	24,865	12,926
Less: Accumulated depreciation	(10,216)	(8,538)
Property and equipment, net	$14,649	$4,388
For the three months ended September 30, 2022 and 2021, depreciation expense totaled $285 and $146, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense totaled $721 and $424, respectively. Of these amounts, depreciation charged to cost of revenue was $249 and $113 for the three months ended September 30, 2022 and 2021, respectively, and $616 and $250 for the nine months ended September 30, 2022 and 2021, respectively.
Note 8. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of September 30, 2022 and December 31, 2021 are as follows:

Goodwill
Balance at December 31, 2021	$1,835
Acquired goodwill	4,576
Balance at September 30, 2022	$6,411
The Company has no accumulated impairment losses on goodwill during the three and nine months ended September 30, 2022 and 2021.
Intangible assets consisted of the following as of September 30, 2022:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$2,964	$(124)	$2,840	10
Trade name	887	(37)	850	10
Acquired software platform	910	(38)	872	10
Customer lists	190	(26)	164	3
Trademark	100	(4)	96	10
Noncompete agreement	52	(11)	41	2
Favorable operating lease	699	(73)	626	4
Unfavorable operating lease	(21)	2	(19)	4
Total intangible assets, net	$5,781	$(311)	$5,470

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company recognized $188 and $311 of amortization expense during the three and nine months ended September 30, 2022, respectively. There was no amortization expense recorded during the three and nine months ended September 30, 2021. The Company estimates the future aggregate amortization expense related to its intangible assets as of September 30, 2022 will be as follows:

Amortization expense
Remainder of 2022	$186
2023	745
2024	727
2025	677
2026	543
Thereafter	2,592
Total	$5,470
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Earnout consideration	$1,116	$—
Accrued compensation	1,458	814
Holdback consideration	1,100	—
Accrued selling expenses	358	522
Taxes payable	344	328
Other	1,305	981
Total	$5,681	$2,645
Note 10. Commitments and Contingencies
Leases
During the three and nine months ended September 30, 2022, the Company maintained five leases of facilities located in the United States and the Netherlands, as well as one lease of office equipment, under operating leases.
For the three months ended September 30, 2022 and 2021, operating lease expense was $302 and $144, respectively. For the nine months ended September 30, 2022 and 2021, operating lease expense was $687 and $696, respectively.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
Assets:
Right-of-use assets, net	$2,475	$842
Total lease assets	$2,475	$842
Liabilities:
Current liabilities:
Operating lease liabilities, current	$777	$639
Non-current liabilities:
Operating lease liabilities, net of current portion	1,777	326
Total lease liability	$2,554	$965
The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating leases was 3.18 years and the weighted-average incremental borrowing rate was 6.98% as of September 30, 2022.
Supplemental cash flow information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Operating cash flows from operating leases	$732	$762
As of September 30, 2022, future minimum lease payments required under operating leases are as follows:

Rest of 2022	$313
2023	813
2024	788
2025	728
2026	237
Total minimum lease payments	2,879
Less effects of discounting	(325)
Present value of future minimum lease payments	$2,554
Desktop Metal
On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. As of September 30, 2022, the Company paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and the Company's ability to take delivery of any such equipment, materials and services. The Company has no further obligations under the MOU.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.
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
The Company has issued and outstanding 49,294,285 and 48,627,739 shares of Common Stock as of September 30, 2022 and December 31, 2021, respectively.
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
Public Warrants
Prior to the Merger, the Company had outstanding 13,800,000 Public Warrants. Each Public Warrant entitles the holder to purchase one share of common stock of the Company at an exercise price of $11.50 per share. The Public Warrants became exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.
The Company may redeem the Public Warrants as follows: in whole and not in part; at a price of $0.01 per warrant; at any time while the Public Warrants are exercisable, upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Certain of these conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
As of September 30, 2022 and December 31, 2021, there were 17,637,592 and 15,295,612 Public Warrants outstanding, respectively. The following table provides a summary of the Public Warrants outstanding:

Public Warrants
Public Warrants prior to merger	13,800,000
Transfers from private to public warrants during 2021	1,495,612
Balance as of December 31, 2021	15,295,612
Transfers from private to public warrants during 2022	2,341,980
Balance as of September 30, 2022	17,637,592
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
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s common stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC 718. The Company did not grant any additional Earn-Out RSUs during the three and nine months ended September 30, 2022.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s common stock under the 2010 Plan at an average exercise price of $0.62 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. As of September 30, 2022, 10,052,787 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2021 Plan. As of September 30, 2022, 4,383,701 shares remain available for issuance under the 2021 Plan.
2022 New Employee Equity Incentive Plan
In September 2022, the Company adopted the 2022 New Employee Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the granting of restricted stock awards, stock options and other share-based rewards to individuals who were not previously employees of the Company, as an inducement material to the individual's entry into employment with the Company within the meaning of Listing Rule 303A.08 of the New York Stock Exchange ("NYSE"). The 2022 Plan was adopted by the Board of Directors without stockholder approval pursuant to NYSE Listing Rule 303A.08. As of September 30, 2022, 5,000,000 shares of common stock are authorized for issuance pursuant to awards under the 2022 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2022 Plan. As of September 30, 2022, 5,000,000 shares remain available for issuance under the 2022 Plan.
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
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were no stock options granted during the three and nine months ended September 30, 2022. The assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

Three and Nine Months Ended September 30,
2021
Strike price	$0.17
Expected term (in years)	5.55 - 6.05
Expected volatility	57.09% - 57.81%
Risk-free interest rate	0.50% - 0.57%
Dividend yield	—%
The following table summarizes the Company’s stock option activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2022	4,806,387	$0.63	6.57
Granted	—	—	—
Forfeited	(20,814)	0.49	—
Exercised	(217,967)	0.49	—
Outstanding at March 31, 2022	4,567,606	0.63	6.35
Granted	—	—	—
Forfeited	(11,431)	0.49	—
Exercised	(367,732)	0.50	—
Outstanding at June 30, 2022	4,188,443	0.64	6.00
Granted	—	—	—
Forfeited	(44,560)	0.44	—
Exercised	(68,817)	0.50	—
Outstanding at September 30, 2022	4,075,066	$0.65	5.81
Exercisable at September 30, 2022	3,951,205	$0.65	5.71
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. There were no stock options granted during the nine months ended September 30, 2022. The weighted-average grant-date fair value per stock option granted during the nine months ended September 30, 2021 was $0.17. As of September 30, 2022, approximately $35 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 1.21 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share
Outstanding as of January 1, 2022	660,448	$—
Granted	2,608,455	2.86
Forfeited	(798)	1.06
Settled	—	—
Outstanding at March 31, 2022	3,268,105	2.96
Granted	939,441	1.85
Forfeited	(70,351)	2.70
Settled	—	—
Outstanding at June 30, 2022	4,137,195	2.43
Granted	1,497,662	1.19
Forfeited	(375,771)	2.23
Settled	(12,030)	2.86
Outstanding at September 30, 2022	5,247,056	$1.93
The total fair value of restricted stock unit awards vested during the period ended September 30, 2022 was $1,464.
Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $8,288 as of September 30, 2022 and is expected to be recognized over the weighted average period of 3.25 years.
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of September 30, 2022, 1,381,998 shares of common stock are available for purchase under the ESPP. As of September 30, 2022, no shares have been purchased under the ESPP.
Note 13. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services is estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Liabilities:
Warrant liabilities	3	$46	$2,274
Earnout liability	3	$1,116	$—
Warrant Liabilities
The Company had outstanding 4,110,000 Private Warrants that were issued upon the consummation of the initial public offering of Galileo. Additionally, at the Closing, a lender holding a convertible note issued by the Company with an aggregate principal amount of $500 converted the note into 500,000 Sponsor Warrants exercisable for common stock at a purchase price of $1.00 per warrant.
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
The Private Warrants and Sponsor Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classifies the Private Warrants and Sponsor Warrants as derivative liabilities in its unaudited condensed consolidated balance sheet as of September 30, 2022.
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
The significant unobservable inputs used in the Binomial Lattice Model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	September 30, 2022	December 31, 2021
Stock price on valuation date	$0.63	$3.71
Exercise price per share	$11.50	$11.50
Expected life	4.00 years	4.75 years
Volatility	82.5%	56.4%
Risk-free rate	4.1%	1.2%
Dividend yield	—%	—%
Fair value per warrant	$0.06	$0.73

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The following table provides a summary of changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Warrant Liabilities
Balance at December 31, 2021	$2,274
Transfer of Private Warrants to Public Warrants	(670)
Change in fair value	(1,558)
Balance at September 30, 2022	$46
For the three and nine months ended September 30, 2022, the Company recognized income resulting from a change in the fair value of warrant liabilities of $31 and $1,558, respectively. For the three and nine months ended September 30, 2021, the Company recognized income resulting from a change in the fair value of warrant liabilities of $5,088.
As of September 30, 2022 and December 31, 2021, there were 772,408 and 3,114,388 Private Warrants outstanding, respectively.
Earnout Liability
The following table provides a summary of change in the balance of the earnout liability which is included within the other current liabilities within the balance sheet:

Earnout Liability
Balance at December 31, 2021	$—
Recognition of Linear earnout liability	2,900
Change in fair value	(1,784)
Balance at September 30, 2022	$1,116
For the three and nine months ended September 30, 2022, the Company recognized income resulting from a change in the fair value of the earnout liability of $1,784.
Fair Value on a Non-Recurring Basis
At the Closing, there were 3,510,405 shares of common stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of common stock reaching targets of $14.00 and $16.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways stockholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the common stock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of September 30, 2022, there were 3,510,405 Earnout Shares unvested and remaining subject to the Earnout Terms.
Note 14. Significant Concentrations
One customer accounted for approximately 18% and 22% of revenue for the three months ended September 30, 2022 and 2021, respectively. No other customers represented more than 10% of revenue for the three months ended September 30, 2022 and 2021.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
One customer accounted for approximately 20% and 23% of revenue for the nine months ended September 30, 2022 and 2021, respectively. No other customers represented more than 10% of revenue for the nine months ended September 30, 2022 and 2021.
One vendor accounted for approximately 37% and 15% of purchases for the nine months ended September 30, 2022 and 2021, respectively. No other vendors represented more than 10% of purchases for the nine months ended September 30, 2022 and 2021.
As of September 30, 2022, three customers accounted for approximately 28%, 15% and 11% of accounts receivable. As of December 31, 2021, two customers accounted for approximately 32% and 25% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, one vendor accounted for approximately 14% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 18% and 11% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of September 30, 2022 and December 31, 2021.
Note 15. Subsequent Events
The Company has evaluated all known subsequent events through November 14, 2022, which is the date these condensed consolidated financial statements were issued.
On October 6, 2022, the Company filed a registration statement on Form S-3 (File No. 333-267763), that was declared effective by the SEC on October 18, 2022, which permits the Company to offer up to $50 million in the aggregate of (1) shares of its common stock, (2) shares of its preferred stock, which the Company may issue in one or more series, (3) debt securities, which may be senior debt securities or subordinated debt securities, (4) warrants, (5) rights, or (6) units, in one or more offerings and in any combination (the “Shelf Registration Statement”). As part of the Shelf Registration Statement, the Company filed a prospectus supplement registering for sale from time to time up to $13.25 million in the aggregate of shares of common stock and entered into an At The Market Offering Agreement with Craig-Hallum Capital Group LLC (the “ATM Facility”). As of November 14, 2022, the Company has not conducted any sales under the ATM Facility.

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
Recent Developments
ATM Program
On October 6, 2022, we entered into an At The Market Offering Agreement (the “Sales Agreement”), with Craig-Hallum Capital Group LLC (“Craig-Hallum”), pursuant to which, from time to time, we may raise up to $13.25 million by selling shares of our common stock, par value $0.0001 per share (the “ATM Shares”). The ATM Shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-267763), filed with the SEC on October 6, 2022 and declared effective on October 18, 2022 (the "Shelf Registration Statement").
Subject to the terms and conditions of the Sales Agreement, Craig-Hallum will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares from time to time, based upon our instructions, and is entitled to a commission at a rate equal to 3.0% of the gross price of any ATM Shares sold through Craig-Hallum (the “ATM Facility”). The offering of ATM Shares will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms. We are not required to sell any shares at any time during the term of the Sales Agreement. Net proceeds from the sale of ATM Shares, if any, will be used for general corporate purposes. To date, we have not conducted any sales under the ATM Facility.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
Commercial Launch of New Offerings
We plan to continue to launch new manufacturing technologies, materials, and finishes. Prior to commercialization, we must complete testing and manufacturing ramp-up either in house or through our network of third-party manufacturing partners. Any delays in the successful completion of these steps or the results of testing may impact our ability or the pace at which we will generate revenue from these offerings. Even if we successfully introduce these new offerings, there is no assurance that they will be accepted by the broader market.
We launched the first phase of our software offering under the brand OTTO in the fourth quarter of 2021, to third-party manufacturers. This phase of the rollout involves activities such as creating awareness of the new offering and ensuring the software can interoperate with systems used by potential customers. We plan to roll out further phases of this software over the next several years. Additionally, in April 2022 we acquired MFG.com ("MFG"), which we believe will help further our software strategy and is expected to help accelerate OTTO's phased rollout. We believe that offering our OTTO software to other manufacturers will enable us to generate future revenue. However, we have not derived significant revenue from sales of our software to date, and may never be successful in doing so. We expect to further commercialize our software, which we expect will provide software customers with an end-to-end software for their manufacturing operations and expand the manufacturing capabilities that they offer to their customers.
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
Raw Material, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, energy costs, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the COVID-19 pandemic, the Russian invasion of Ukraine and other supply and labor disruptions along with ongoing inflationary factors could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.
Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” During the nine months ended September 30, 2022 and 2021, approximately 77% and 75% of our revenue was designated as Direct Sales, respectively. This revenue is recognized upon shipment of the manufactured product to the customer. Additionally, Direct Sales for the three and nine months ended September 30, 2022 reflects the revenue from the acquisition of Linear AMS ("Linear") in May 2022.
During the nine months ended September 30, 2022 and 2021, approximately 18% and 24% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website. Sales through this channel are subject to our regular manufacturing fees plus a 3.5% fee on any price markup the customer includes on their product.
Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. We launched the first phase of this offering more broadly under the brand OTTO in the fourth quarter of 2021. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. Additionally, software revenue for the three and nine months ended September 30, 2022 reflects the revenue from the April 2022 acquisition of MFG.
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
We expect our general and administrative expenses will continue to increase on an absolute-dollar basis in the near term as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as expenses for insurance (including director and officer insurance), investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.
Research and Development
Our research and development expenses consist primarily of employee-related personnel expenses, consulting and contractor costs, and SaaS, data center, and other technology costs and are typically expensed as incurred. We expect research and development costs will increase on an absolute dollar basis over time as we continue to invest in our software offering.
Change in Fair Value of Earnout Liability
Change in fair value of earnout liability is a non-cash gain or loss impacted by the fair value of the earnout liability related to the Linear acquisition.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the Private Warrants assumed pursuant to the Merger.
Interest Expense
Interest expense consists primarily of interest expense associated with our term loan and our bridge loan. At the Closing of the Business Combination, we repaid and terminated the term loan in full. Immediately prior to the completion of the Business Combination, the bridge loan was converted into shares of common stock of Legacy Shapeways. We had no interest-bearing debt outstanding as of September 30, 2022 and December 31, 2021.

Other Income
Other income primarily consists of rental income associated with our lease in Michigan.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$8,449	$7,716	$733	9%
Revenue for the three months ended September 30, 2022 and 2021 was $8.4 million and $7.7 million, respectively, representing an increase of $0.7 million, or 9% from the prior year period. The increase in revenue was primarily attributable to our acquisitions of Linear and MFG and a 23% increase in average revenue per customer, partially offset by an 11% decrease in customer count.
Cost of Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$4,758	$4,055	$703	17%
Cost of revenue for the three months ended September 30, 2022 and 2021 was $4.8 million and $4.1 million, respectively, representing an increase of $0.7 million, or 17%. The increase in cost of revenue was primarily due to an investment in new technologies, a more varied product mix, including additional product offerings as a result of acquisitions and increases in costs of materials, energy and outsourced vendors due to inflationary impacts.
Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross Profit	3,691	3,661	$30	1%
Gross profit for each of the three months ended September 30, 2022 and 2021 was $3.7 million, representing a slight increase. The slight increase in gross profit was driven by an increase in revenue, partially offset by the increase in cost of revenue due to a more varied product mix and inflationary impacts.

	Three Months Ended September 30,		Change
	2022	2021	Points	%
Gross Margin	44%	47%	(3)	(6)%

Selling, General and Administrative
SG&A expenses for the three months ended September 30, 2022 and 2021 were $7.6 million and $4.4 million, respectively, representing an increase of $3.2 million, or 73%. The increase in SG&A expenses primarily resulted from increases to personnel cost, amortization expense related to the intangibles acquired as part of the acquisitions of Linear, MFG and MakerOS (the "2022 acquisitions"), audit and other spending related to becoming a public company and restructuring costs costs related to our move out of the Long island City facility and consolidation of our US manufacturing capabilities in Livonia, Michigan.
Research and Development
Research and development expenses for the three months ended September 30, 2022 and 2021 were $2.6 million and $1.7 million, respectively, representing an increase of $0.9 million, or 54%. The increase in research and development expenses was primarily due to an increase in personnel cost.
Change in Fair Value of Earnout Liability
The change in fair value of the earnout liability resulted in a gain of $1.8 million for the three months ended September 30, 2022. The gain related to the decrease in fair value of the estimated earnout liability related to the Linear acquisition.There was no earnout liability for the nine months ended September 30, 2021 due to the timing of the Linear acquisition.
Change in Fair Value of Warrant Liabilities
The change in fair value of the warrant liabilities resulted in a gain of an insignificant amount for the three months ended September 30, 2022 and a gain of $5.1 million for the three months ended September 30, 2021.The gain related to the decrease in fair value of the Private and Sponsor Warrants assumed pursuant to the Merger.
Interest Expense
Interest expense for the three months ended September 30, 2022 was an insignificant amount. Interest expense for the three months ended September 30, 2021 was $0.1 million.
Other Income
Other income for the three months ended September 30, 2022 was $0.1 million and related to rental income. There was no other income for the three months ended September 30, 2021.
Income Taxes
We recorded an insignificant amount of income tax benefit (expense) for the three months ended September 30, 2022. There was no income tax benefit (expense) recorded for the three months ended September 30, 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$24,452	$25,354	$(902)	(4)%
Revenue for the nine months ended September 30, 2022 and 2021 was $24.5 million and $25.4 million, respectively, representing a decrease of $0.9 million, or 4%. The decrease in total revenue was primarily attributable to a 15% decrease in customer count, partially offset by a 14% increase in average revenue per customer and the impacts of the acquisitions of Linear and MFG.
Cost of Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$13,710	$13,271	$439	3%
Cost of revenue for the nine months ended September 30, 2022 and 2021 was $13.7 million and $13.3 million, respectively, representing an increase of $0.4 million, or 3%. The increase in cost of revenue was primarily due to higher expenses related to investment in new technologies, a more varied product mix, including additional product offerings as a result of acquisitions and increases in costs of materials, energy and outsourced vendors due to inflationary impacts.
Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross Profit	$10,742	$12,083	$(1,341)	(11)%
Gross profit for the nine months ended September 30, 2022 and 2021 was $10.7 million and $12.1 million, respectively, representing a decrease of $1.3 million or 11%. The decrease in gross profit was primarily driven by lower revenue and higher cost of revenue across a more varied product mix while our newer technologies ramp up and inflationary impacts.

	Nine Months Ended September 30,		Change
	2022	2021	Points	%
Gross Margin	44%	48%	(4)	(8)%
Selling, General and Administrative
SG&A expenses for the nine months ended September 30, 2022 and 2021 were $20.5 million and $10.6 million, respectively, representing an increase of $9.9 million, or 93%. The increase in SG&A expenses primarily resulted from an increase in personnel cost due to an increase in the number of employees, expenses related to the 2022 acquisitions, amortization related to the intangibles acquired as part of the 2022 acquisitions, audit and other spending related to becoming a public company and restructuring costs related to our transition to our Michigan manufacturing facility.
Research and Development
Research and development expenses for the nine months ended September 30, 2022 and 2021 were $7.0 million and $4.1 million, respectively, representing an increase of $2.9 million, or 71%. The increase in research and development expenses was primarily due to an increase in personnel cost during the nine months ended September 30, 2022.
Debt Forgiveness
We had no debt forgiveness during the nine months ended September 30, 2022. Debt forgiveness for the nine months ended September 30, 2021 was $2.0 million, relating to the forgiveness of our Payroll Protection Program (“PPP”) loan.
Change in Fair Value of Earnout Liability
The change in fair value of the earnout liability resulted in a gain of $1.8 million for the nine months ended September 30, 2022. The gain related to the decrease in fair value of the estimated earnout liability related to the Linear acquisition.There was no earnout liability for the nine months ended September 30, 2021 due to the timing of the Linear acquisition.
Change in fair value of Warrant Liabilities
The change in fair value of warrant liabilities resulted in a gain of $1.6 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.

Interest Expense
Interest expense for the nine months ended September 30, 2022 was insignificant. Interest expense was $0.4 million for the nine months ended September 30, 2021.
Other Income
Other income for the nine months ended September 30, 2022 was $0.1 million and related to rental income. Other income for the nine months ended September 30, 2021 was insignificant.
Income Taxes
Income tax benefit was insignificant for the nine months ended September 30, 2022. Income tax benefit was $0.1 million for the nine months ended September 30, 2021.
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

We define Adjusted EBITDA as net (loss) income excluding debt forgiveness, interest expense, net of interest income, income tax benefit (expense), depreciation and amortization, stock-based compensation, change in fair value of earnout liability, change in fair value of warrant liabilities, acquisition costs, restructuring costs and other (which includes other income and non-operating gains and losses).

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

The following table reconciles net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net (loss) income	$(4,550)	$2,552	$(13,261)	$4,125
Debt forgiveness	—	—	—	(2,000)
Interest expense, net	(14)	125	(16)	406
Depreciation and amortization	473	146	1,032	424
Stock based compensation	1,207	438	1,519	783
Change in fair value of earnout liability	(1,784)	—	(1,784)	—
Change in fair value of warrant liabilities	(31)	(5,088)	(1,558)	(5,088)
Income tax benefit (expense)	3	—	2	(71)
Acquisition costs	—	—	373	—
Restructuring costs	190	—	190	—
Other	(109)	1	(148)	21
Adjusted EBITDA	$(4,615)	$(1,826)	$(13,651)	$(1,400)
Liquidity and Capital Resources
We have incurred losses from operations in each of our annual reporting periods since our inception. As of September 30, 2022, we had $46.9 million in cash and cash equivalents and $0.1 million in restricted cash. Until the Business Combination, we primarily funded operations through preferred stock offerings and debt instruments. During the three months ended September 30, 2022 we deployed approximately $3.5 million of cash, below our normalized quarterly operating cash burn. We believe that our current cash and cash equivalents will be sufficient to meet our working capital needs for the twelve months following the issuance date of our unaudited condensed consolidated financial statements included within this Report.
On October 6, 2022, we filed the Shelf Registration Statement which permits us to offer up to $50 million in the aggregate of (1) shares of our common stock, (2) shares of our preferred stock, which we may issue in one or more series, (3) debt securities, which may be senior debt securities or subordinated debt securities, (4) warrants, (5) rights, or (6) units, in one or more offerings and in any combination. As part of the Shelf Registration Statement, we filed a prospectus supplement registering for sale from time to time up to $13.25 million in the aggregate of ATM Shares pursuant to the ATM Facility. To date, we have not conducted any sales under the ATM Facility.
In September 2021, we consummated the Business Combination which provided gross proceeds resulting from the Merger and PIPE Investment of approximately $28.1 million and $75.0 million, respectively, for a total of approximately $86.8 million in net proceeds after transaction costs.
Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of September 30, 2022, we paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal’s inventory management and logistics systems, and our ability to take delivery of any such equipment, materials and services. We have no further obligations under the MOU.
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
Cash Flow Summary for the nine months ended September 30, 2022 and 2021
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(15,015)	$(2,250)
Ned cash used in investing activities	(17,904)	(125)
Net cash provided by financing activities	289	83,945
Net change in cash and cash equivalents and restricted cash	$(32,630)	$81,570
Operating Activities
Net cash used in operating activities was $15.0 million for the nine months ended September 30, 2022, primarily consisting of net loss of $13.3 million, net cash outflow from working capital of $1.7 million, gain on change in fair value of earnout liability of $1.8 million and gain on change in fair value of warrant liability of $1.6 million, partially offset by depreciation and amortization expense of $1.0 million, stock-based compensation expense of $1.5 million and lease expense of $0.7 million.
Net cash used in operating activities was $2.3 million during the nine months ended September 30, 2021, primarily due to a gain on the change in fair value of warrant liabilities of $5.1 million, a net cash outflow from change in our operating assets and liabilities of $1.2 million, debt forgiveness of $2.0 million related to our PPP loan and other non-cash expenses of $1.9 million, partially offset by net income of $4.1 million.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $17.9 million, which consisted of $9.0 million for purchases of property and equipment and $8.9 million related to net cash paid for the 2022 acquisitions.
During the nine months ended September 30, 2021 net cash used in investing activities was $0.1 million for purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $0.3 million resulting from proceeds from exercises of employee stock options.
During the nine months ended September 30, 2021, net cash provided by financing activities was $83.9 million resulting primarily from the effect of the Merger, (net of transaction costs) of $86.8 million, partially offset by repayments of loans payable of $3.5 million.
Contractual Obligations and Commitments
See Note 10, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 included elsewhere in this Report for further discussion of our commitments and contingencies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We experienced net losses of $4.6 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively and net loss of $13.3 million and net income of $4.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $126.1 million. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
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
Over the next several years we will attempt to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing, and sales efforts. These investments may include additional acquisitions beyond our acquisitions of Linear , MFG and MakerOS in the second quarter of 2022, as well as dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investment, our revenues and profitability will be adversely affected.
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
We launched the first phase of our software offering under the brand "OTTO" in the fourth quarter of 2021. We expanded our software offering's customer base and feature set with the acquisition of MFG and MakerOS, both completed in the second quarter of 2022. We plan to roll out further phases of our software over the next several years. We have not derived significant revenue from sales of our software to date, and we may never be successful in doing so. If our software offerings do not achieve widespread acceptance, if our rollouts experience significant delays, or if there is lower than anticipated demand for our software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected.
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
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the nine months ended September 30, 2022, we derived approximately 34% of our revenue from countries outside the United States. Accordingly, we face significant operational risks from doing business internationally.
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
•uncertainty and resultant political, financial and market instability arising from market disruptions in the United Kingdom and Europe;
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
Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of September 30, 2022, we paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and our ability to take delivery of any such equipment, materials and services. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful.

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
If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, incur indebtedness, assume contingent liabilities, or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We are also required to record goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period.
Achieving the expected returns and synergies from acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions, and personnel of these businesses into our offering lines in an efficient and effective manner, and to retain the customers of acquired companies. We cannot assure you that we will be able to do so, that any acquired businesses will perform at the levels and on the timelines anticipated by our management, or that we will be able to obtain these synergies. In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our gross margins may also be lower, or diluted, following the acquisition of companies whose gross margins are lower than those of our existing business.
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
We have significant customer concentration, with our largest customer accounting for a substantial portion of our revenue.
Our largest customer accounted for approximately 20% of our revenue for the nine months ended September 30, 2022. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.
If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have historically had manufacturing service centers in Eindhoven, the Netherlands and, Long Island City, New York. In connection with the acquisition of Linear in May 2022, we assumed the leases for two additional manufacturing facilities in Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflict between Russia and Ukraine), consequences owing to the COVID-19 pandemic, or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
Our lease of our manufacturing facility in New York will expire on January 31, 2023. We do not intend to renew this lease, and plan to house our production of products currently made at our existing facility in New York in our newly acquired facility in Livonia, Michigan. We began to move equipment into the Michigan facility in September 2022, started parallel production in October 2022, and currently plan to complete a full transition to the Michigan facility by the end of December 2022. However, due to risks attendant with the new production facility, we may not achieve the cost savings, increased production capacity or other benefits that we anticipate from moving manufacturing operations to a less expensive facility. Additionally, we will incur costs in connection with departures of certain employees that currently work in our existing facility in New York, including costs in connection with bonuses to be paid to certain employees who have agreed to stay employed by us for a period of time before they depart.
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
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their purchasing on terms favorable to us. We may not meet our customers’ expectations. We experienced a decline in our customer count during each of the three months ended June 30, 2022 and September 30, 2022, and it is uncertain whether such decline is temporary. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our platform generally. If our efforts to sell additional solutions to our customers are not successful, our business and growth prospects may suffer. Additionally, our future revenue depends in part on our ability to turn our pipeline customers into actual customers. Pipeline customers may fail to accept our offerings, choose our competitors’ offerings, or otherwise not turn into customers. If we are not able to turn pipeline or other prospective customers into customers, or customers that provide significant revenues, our business and growth prospects could be adversely affected.
The loss of one or more key members of our management team or personnel could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and other key personnel, including, in particular, our executive officers. Our executive team is critical to the management of our business and operations, as well as to the development of our strategy. Members of our senior management team may resign at any time. The loss of the services of any members of our senior management team could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other offerings, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. Two of our senior executives have left the company in 2022, and there is no assurance that if any senior executive leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.
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

The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread. These measures have materially impacted and may continue to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States and Netherlands, and each of these geographies has been affected by the outbreak and its variants and has taken measures to try to contain it, and further disruptions could occur in the future and any such disruptions could materially adversely affect our business. The impact of the pandemic on our business has included and could in the future include:
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
Customers may use our digital manufacturing systems to print parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that 3D printers were used to print guns or other weapons. We have little, if any, control over what objects our customers print using our offerings, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our services. There can be no assurance that we will not be held liable if someone were injured or killed by a weapon or other dangerous object containing a component part or parts manufactured for a customer using one of our offerings.
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

We collect personal information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with privacy laws in the United States, Europe, and elsewhere, including the GDPR in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. California's latest amendment to the law, the California Privacy Rights Act of 2020, or CPRA, will substantially expand the CCPA effective as of January 1, 2023. Virginia has similarly adopted a comprehensive privacy law, the Consumer Data Protection Act, which will also take effect January 1, 2023. Colorado, Connecticut, and Utah have also passed comprehensive privacy laws, each which will take effect either in July or December of 2023. While these new state privacy laws emulate the CCPA/CPRA and GDPR in many respects, each has requirements that will require particular assessment. Additionally, ongoing interpretations and enforcement of international privacy laws continue to amend or add to existing compliance obligations, such as under the GDPR with respect to international data transfers. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers. If adopted, such framework is set to take effect in 2023. A patchwork of differing and evolving international and domestic privacy and data security requirements may increase the cost and complexity of operating our business and increase our exposure to liability.
These privacy laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal information. In many jurisdictions, consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, results of operations, and reputation.
As privacy, data use, and data security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity internationally in this area, including in the United States and the Netherlands in which we operate.
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
We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Galileo; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.
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

Our common stock is listed on the NYSE, which imposes, among other requirements, a minimum share price requirement. On August 17, 2022, as previously disclosed, we received a written notice from the NYSE that we were not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual, as the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. There was no immediate impact on the listing of our common stock on the NYSE, subject to our compliance with the NYSE’s other continued listing requirements.

We timely responded to the NYSE with respect to our intent to cure the deficiency. We intend to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval no later than at our next annual meeting of stockholders, if necessary, to regain compliance. Pursuant to Section 802.01C, we have a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. We may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If we are unable to regain compliance with the $1.00 share price rule within this period, the NYSE may initiate procedures to suspend and delist our common stock. We are diligently working to evidence compliance with the minimum share price requirement for continued listing on the NYSE; however, there can be no assurance that we will be able to regain compliance with the minimum share price or other continued listing requirements.
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
Our common stock is listed on the NYSE under the symbol “SHPW.” However, we cannot assure you that an active trading market for our common stock will be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The lack of an active and liquid trading market would likely have a material adverse effect on the market price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing equity and may impair our ability to acquire other companies or technologies by using common stock as consideration.
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
On October 6, 2022, we filed our Shelf Registration Statement, which permits us to offer up to $50.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time. Further, as part of the Shelf Registration Statement, we may also sell up to $13.25 million in the aggregate of ATM Shares in “at-the-market” offerings pursuant to the Sales Agreement with Craig-Hallum. The sale of a substantial number of ATM Shares pursuant to the ATM Facility, any securities pursuant to the Shelf Registration Statement or otherwise, or anticipation of any such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the ATM Facility or any securities sold pursuant to the Shelf Registration Statement may have a dilutive effect on our existing stockholders.

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, including in connection with the expiration of lock-up restrictions or the ATM Facility, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Furthermore, shares of our common stock reserved for future issuance under our equity plans may become available for sale in the future. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, to the extent our Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.
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
•general economic and industry conditions that affect customer demand, including increasing inflation;
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
10.1
Offer Letter dated as of September 15, 2022 between Shapeways Holdings, Inc. and Alberto Recchi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39092), filed with the SEC on September 16, 2022).

10.2	Shapeways Holdings, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.*

10.3
Shapeways Holdings, Inc. 2022 New Employee Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on September 16, 2022.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: November 14, 2022	By: /s/ Alberto Recchi
Alberto Recchi
Chief Financial Officer
(Principal Financial and Accounting Officer)