Form 10-K
period 2022-12-31
Shapeways Holdings, Inc.
filed 2023-03-30
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
12163 Globe St
Livonia, MI 48150
(Address of principal executive offices) (Zip Code)
(734) 422-6060
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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $48.0 million (based on the last reported sale price of the registrant's common stock of $1.17 per share on June 30, 2022 on the New York Stock Exchange). The registrant has no non-voting stock outstanding.
As of March 24, 2023 the registrant had 49,609,167 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement related to the registrant's 2023 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
Item 1.    Business
Company Overview
Shapeways Holdings, Inc. ("Shapeways") is a leading digital manufacturer combining high quality, flexible on-demand manufacturing with purpose-built proprietary software to offer customers an end-to-end digital manufacturing platform on which they can rapidly transform digital designs into physical products. Our manufacturing platform offers customers access to high quality manufacturing from start to finish through automation, innovation and digitization. Our proprietary software, wide selection of materials and technologies, and global supply chain lower manufacturing barriers and accelerate delivery of manufactured parts from prototypes to finished end parts. We combine deep digital manufacturing know-how and software expertise to deliver high quality, flexible on-demand digital manufacturing to a range of customers, from project-focused engineers to large enterprises.
We have manufacturing facilities in Livonia and Charlotte, Michigan within the United States and in Eindhoven, the Netherlands. In addition, as of December 31, 2022, we had 38 strategic supply chain partners who provide incremental capacity and production technologies to help us scale with customer demand and support us in efficiently launching new materials and manufacturing technologies. Approximately 36% of our revenue in 2022 was earned through those strategic outsourced supply chain partners.
We support our customers through the design, pre-production, manufacturing and delivery process across a range of industries, materials, part volumes and delivery options. Our software is deeply integrated with our customers’ workflows and often is mission critical to their businesses. We make industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over one million customers in over 180 countries as of December 31, 2022. Our platform is agnostic as to manufacturing hardware, materials and design software providers.
We use our proprietary software to automate production that passes through our manufacturing platform. Our software supports ordering, part analysis, manufacturing planning, pre-production and manufacturing. This software enables us to offer high quality, low-volume, complex part production. In an environment increasingly focused on mass customization and speed of part delivery, we believe that our core competency in low-volume, high-mix production at scale appeals to customers.
We are making commercially available our software platform, and we launched the first phase of our software offering to third-party manufacturers, under the brand OTTO, in the fourth quarter of 2021. This phase of the rollout involves activities such as creating awareness of the offering and working to ensure the software can interoperate with systems used by current and potential customers. We plan to roll out further phases of this software over the next several years. Additionally, as a complement to our existing software strategy, in April 2022 we acquired MFG.com ("MFG") and MakerOS, Inc. ("MakerOS"), which we believe will both help further our software strategy and help accelerate OTTO's phased rollout. We intend to further commercialize our software as part of our goal to accelerate digital transformation across the manufacturing ecosystem. We believe our software can transform manufacturers globally by easing the digital transformation of traditional manufacturers, particularly small- to medium-sized manufacturers that are not able to invest the capital and time necessary to digitize their processes.
Our Strategy
The key elements of our strategy for growth are:
•Expand Materials Offering. Our materials portfolio has historically been focused on polymers. We will continue to expand our polymers offerings while adding capabilities in industrial metals, composites and ceramics. We believe that by expanding our materials capabilities and offering a comprehensive and innovative materials portfolio, we will be able to unlock additional opportunities in key markets such as industrial, medical, automotive and aerospace.

•Build a Diverse, Global Customer Base. Our customers today include businesses of all sizes, ranging from small and medium enterprises to Fortune 500 organizations, and span many industries, including aerospace, robotics, consumer products, architecture, gaming, jewelry and medical devices. We have historically served customers based largely in North America and Europe, but we believe there is considerable opportunity to expand into other markets, including Asia, in particular, given the significant levels of manufacturing output in countries such as China, Japan, South Korea, Taiwan, Vietnam and India. We aim to leverage our supply chain partners globally to help us serve customers in areas in which we currently do not have a geographic footprint. As we continue to add customers, we may consider adding our own manufacturing capabilities to serve customers outside of North America and Europe.
•Expand Within and Beyond Additive Manufacturing. We will continue to expand our reach within additive manufacturing through new hardware and expanded materials capabilities. We also plan to expand into other digital manufacturing technologies such as computer numerical control, injection molding and sheet metal, all of which are generally suited to complex, low-volume part production. As our customers scale in volume, they often graduate into these traditional methods; therefore, we believe adding these capabilities will allow us to capture a larger portion of customer spend and grow with our customers’ needs. We plan to leverage our strategic outsourced supply chain partners to support these manufacturing capabilities while we focus our internal manufacturing capabilities on additive manufacturing.
•Further Commercialize Software Offering. We believe there are opportunities to expand revenue from our software offering. We launched the first phase of our software offering to third-party manufacturers under the brand OTTO in the fourth quarter of 2021 and plan to roll out further phases of this software over the next several years. Additionally, as a complement to our software strategy, in April 2022 we acquired MFG and MakerOS, which we believe will also help accelerate OTTO's phased rollout and drive additional revenues.
•Target Strategic M&A and Partnership Opportunities. The manufacturing industry is highly fragmented, with many traditional and additive manufacturers focused on specific geographies, end-markets, hardware technologies and materials. However, many of these manufacturers have not implemented software to fully digitize their manufacturing process and complete their digital transformation. We plan to grow inorganically by continuing to acquire companies that we believe can help us accelerate our investment in new hardware, materials, and finishing capabilities, as well as new geographies and vertical markets. We believe our expertise in both software and manufacturing makes us well positioned to evaluate such opportunities as they become available.
Our Competitive Strengths
•High quality, flexible on-demand manufacturing with proprietary purpose-built software. Our manufacturing platform adjusts to customers’ needs to optimize for speed, cost and quality. Our platform is designed to be highly configurable to meet the needs of our customers and suited for industrial-grade, high quality, low-volume, complex one-part production at scale. We offer high quality, flexible on-demand manufacturing services to deliver finished end parts to our customers in days instead of the weeks or months that are generally required by traditional manufacturers.
•Platform scalability and quick adaptability to market shifts. We do not depend on the success of any one hardware provider, manufacturing technology, or materials vendor. Our software is designed to be highly configurable and integrate easily with new hardware technologies and materials allowing us to adapt and shift in response to market changes. We expect to continue adding new hardware providers, manufacturing technologies and materials. We believe that we will benefit from innovation in hardware and materials across the additive manufacturing market, which will allow us to offer even more materials to our customers.
•Enabling platform adoption across customer types and industries. Our customer base is diversified across sizes, industries and geographies. Unlike hardware providers, we have the opportunity to capture business from small to medium sized manufacturers that are unlikely to invest the capital required to deploy and support their own digital manufacturing capabilities.
•Experienced management team with strong investor support. Our leadership team has decades of category and operational experience, including our engineering, sales and manufacturing teams. We have a proven history in successfully operating and scaling businesses with experience in both technology and manufacturing. Investors with deep domain expertise have supported our business, providing resources and knowledge in the development of our end-to-end digital manufacturing platform and underlying software.

Our Platform
Shapeways Digital Manufacturing Platform
We offer a broad set of digital manufacturing tools and services to help customers innovate faster, lower costs and scale more efficiently. Our end-to-end digital manufacturing platform is differentiated through three key areas, design, production, and scale and is powered by our proprietary, purpose-built software:
•Design. We provide our customers with advanced design technology and services to help correct and optimize their files to enable successful manufacturability. Through our software and in-house experts, we assist with file optimization, file correction, material and technology consultation, and prototyping. We also review digital files so they are optimized for materials, strength, structure, and cost, working closely with our customers to ensure quality and end-user satisfaction. Finally, we offer custom rapid-prototyping services that can accelerate product development by allowing our customers to iterate designs both virtually and physically prior to production.
•Production. Through our digital manufacturing platform, our customers have access to numerous innovative additive manufacturing hardware technologies and materials. We built our platform with process visibility and quality in mind, and we offer our customers the ability to track production via real-time dashboards. Our manufacturing technology is able to deliver thousands of unique parts per day and can track by machine, material, operator, and process. Our production capabilities include 12 hardware technologies and more than 120 materials and finishes. We offer advanced finishing, including painting, polish, chemical treatment, color and metal plating, as well as performance and fit testing, quality checks and assembly for finished end-parts. We also offer custom-branded packing and fulfillment. Shapeways provides high quality, low-volume production with a 30-day average of approximately 98% on-time deliveries globally with a less than 1% customer complaint rate for the year ended December 31, 2022. By shipping products directly to our customers’ end customers, we can help reduce the potential for issues related to order fulfillment. The table below shows 12 common materials offered by Shapeways and the 12 types of technologies that are used to manufacture end parts using the material, in each case as of December 31, 2022.

Name	Material	Technology
Accura 60, Accura Xtreme, Accura Xtreme 200, Grey Primed SLA	Accura 60, Accura Xtreme, Accura Xtreme 200, LT9000	SLA
MJF Plastic PA12, PA12GB, Polypropylene	Nylon 12, Nylon 12 Glass Bead Filled, Polypropylene	MJF
PA11, TPU, Versatile Plastic, Nylon 6 Mineral Filled , Arnite® T AM1210, TPE	Nylon 11, Thermoplastic Polyurethane, Nylon 12, Nylon 6 Mineral Filled, PBT, TPC	SLS
Multi-Color Polyjet	Vero	Polyjet
Stainless Steel 316L, Stainless Steel 17-4PH, 4140 Steel, Copper	Stainless Steel 316L, Stainless Steel 17-4PH, 4140 Steel, Copper	BMD
High Definition Full Color, Fine Detail Plastic	Mimaki MH-100, Visijet M3 Crystal	Material Jetting
BHDA, Ultracur3D® RG 35, 5015 Elastomeric Shore A 70, 3843 Tough HDT80, 3172 Tough High Impact	R5 Gray, Ultracur3D® RG 35, 5015 Elastomeric Shore A 70, 3843 Tough HDT80, 3172 Tough High Impact	DLP
EPU 40, RPU 70, UMA 90	Elastomeric Polyurethane, Rigid Polyurethane, Urethane Methacrylate	DLS
Aluminum, MS1	Aluminum, Maraging Steel (MS1)	L-PBF
Steel, Stainless Steel 316L	420 Steel / Bronze (60:40),Stainless Steel 316L, Stainless Steel 17-4PH, Gypsum	Binder Jetting
Bronze, Brass, Copper, Gold Plated Brass, Gold, Platinum, Rhodium Plated Brass, Silver	Wax Casting	Casting
Titanium	Ti-6AI-4V (Titanium)	E-PBF

•Scale. Our Application Programming Interface (“API”) integrations allow us to easily scale and grow with our customers’ businesses. With our API integrations, customers can seamlessly integrate custom websites or web applications into our platform, enabling them to efficiently scale and leverage our fulfillment capability. We also have integrations with leading third party e-commerce providers, allowing our customers who sell consumer-facing goods to connect their stores directly to our platform. Further, our customers have access to our service and support teams, who provide them with deep domain expertise in digital manufacturing technology, materials and production processes.
Shapeways Proprietary, Purpose-Built Software
Our ability to deliver high quality, flexible on-demand manufacturing is powered by our proprietary, purpose-built software. That software enables us to fully digitize the end-to-end manufacturing workflow, including:
Ordering. Our software enables customized order intake allowing our customers to offer secure upload and immediate pricing through automated configurations of model, material, finish, and fulfillment requirements. Our software provides order management to simplify manufacturing status monitoring, sales tracking, and repeat ordering. Files that are uploaded can be saved to a digital inventory, allowing the customer to facilitate future orders.
Analysis. Currently approximately 85% of files that are uploaded to our platform must be revised for successful manufacturability. Our software provides automated printability analysis, including file correction and optimization, and can automatically correct common issues with 3D models. If the file is determined to be unprintable based on model geometry, past print successes, and material guidelines, our software enables automated workflows to communicate feedback and printability issues with the customer and offer them paths for resolution.
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
Manufacturing. Our software includes technology that spans production, asset monitoring, material monitoring, traceability, post-production processes, and certification. This includes robust tools to monitor all steps of the manufacturing process and enable continuous iterations and improvements to adjust to emerging technologies and capabilities. Our platform connects directly with additive manufacturing hardware, providing an integrated platform for monitoring production, maintenance, and printer status across both internal manufacturing and outsource supply chain capabilities. We provide full historical logging capabilities, capturing key touch points from pre-print to production to reduce machine downtime and enable gross margin improvements.
Our software also supports post-production processes, inspection, and assembly. This enables us to incorporate custom workflows, including improved quality assurance processes and assembly instructions. Our quality assurance feedback process creates a feedback loop between customers and manufacturers to achieve optimal product standards.
Our software enables global distribution and delivery of finished products direct to the end customer. We ship efficiently via a distribution center network and shipping service integrations. Our customer service team has deep domain expertise in additive manufacturing technology, materials, and production processing and offers end-to-end support to both our customers and their end customers.

Commercializing Shapeways' Software Offering, OTTO
We believe the full capabilities of our proprietary, purpose-built software will enable software customers to leverage our end-to-end manufacturing software and manufacturing capability to scale their business and shift to digital manufacturing. Through OTTO, software customers can leverage our technology for capabilities such as file-upload, instant pricing, custom checkout, file optimization and manufacturing fulfillment. Software customers can also leverage our software platform to launch new hardware or materials offerings. This solution provides our software customers with the ability to maintain their branding while also providing them access to our end-to-end manufacturing software for their own manufacturing needs. In April 2022 we acquired MFG and MakerOS which we believe will help further our software strategy and is expected to help accelerate OTTO's phased rollout.
OTTO enables improved customer accessibility, increased productivity and expanded manufacturing capabilities. We believe that our software will be useful to other manufacturers in some of the following ways:
•Improved Accessibility. Our software can shift manufacturers online enabling them to improve customer accessibility. Moving offline processes online enables more streamlined quoting and ordering process, clear communication with the customer through the process, and improved customer visibility to the end-to-end manufacturing process.
•Increased Productivity. Our software digitizes the process from ordering through delivery, creating significant efficiencies in the end-to-end manufacturing process. This removes manual steps in the process, minimizes unnecessary labor costs, and increases manufacturing throughput.
•Expanded Capabilities. Our software will enable customers to expand their manufacturing hardware and material capabilities by leveraging our internal manufacturing capabilities and strategic outsourced supply chain partners. This will enable software customers to expand their manufacturing capabilities and capture more customer share of wallet, without having to invest in hardware.
Customers
We have delivered over 24 million parts to over one million customers in over 180 countries from inception through 2022. A key component of our growth has been our relationships with our customers, which has led to a high level of repeat revenue. In 2022, one customer accounted for approximately 20% of our revenue. Our customers range from small- and medium-sized enterprises to Fortune 500 companies and are diversified across a range of industries. Shapeways supports customers’ manufacturing needs from design, prototyping, optimization, and finished part production. We expect to expand our customer base to include additional software customers as we continue to roll out further phases of OTTO over the next several years.
Research and Development
Our research and development efforts are focused primarily on software development and the evaluation of new manufacturing technologies and materials to add to the Shapeways digital manufacturing platform, both internally and through our strategic outsourced supply chain partners. The digital manufacturing landscape is evolving quickly, with new technologies and materials being brought to market at an increasingly rapid pace. Our research and development, operations and supply chain teams have deep relationships with leading hardware and materials providers, allowing us to stay current on new technologies coming to market. Our research and development team regularly evaluates opportunities in new technologies and materials across a range of factors including customer demand, technology maturity, and production workflow. Additionally, our research and development team work closely with hardware original equipment manufacturers (“OEMs”) and materials providers to ensure production quality and efficiency for our customers.
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

Our marketing strategies are focused on supporting sales growth by driving awareness of digital manufacturing and of our platform. We develop comprehensive sales and marketing content, tools, and campaigns, often in parallel with our partner network. Our internal marketing team develops content specifically aimed at both corporate executives and engineers in multiple formats such as case studies, newsletters, and webinars in order to facilitate sales and customer engagement. We regularly release communications through trade press and attend industry events and conferences to augment our vertical market strategy and build strategic relationships.
Manufacturing and Suppliers
Our manufacturing capabilities include ISO 9001: 2015, IATF 16949, and ITAR compliant facilities in Livonia and Charlotte, Michigan and in Eindhoven, the Netherlands, as well as a network of outsource supply chain partners, all of which are managed through our proprietary software platform. Our strategic outsourced supply chain partners focus on overflow capacity to help us meet peak demand, as well as support us in efficiently launching new materials and technologies on our platform. Our internal manufacturing and supply chain teams collaborate closely with our strategic outsourced supply chain partners to ensure production quality.
We source and purchase manufacturing equipment from the leading hardware providers in the additive manufacturing ecosystem, such as 3D Systems, Carbon, EnvisionTec, EOS, ExOne, Formlabs, HP, Origin, Prodways and Desktop Metal. We source materials from these hardware providers as well as from leading chemicals companies such as BASF, DSM/Covestro, and Henkel. As the hardware and materials landscape continues to evolve, we expect to partner with additional hardware and materials providers, either by bringing their capabilities in house or by outsourcing to our strategic outsourced supply chain partners.
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
In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:
•Wide range of plastic materials offerings;
•Growing portfolio of metals offerings with ability to supply new materials as they become available;
•Part quality and consistency across over 23 million parts;
•Serving a broad range of customers and industries;
•End-to-end digital manufacturing solution from design and repair to production and distribution;
•Proprietary software platform to streamline customer operations;
•Strategic ecosystem of partner integrations; and
•Opportunity to expand to traditional manufacturing capabilities and capture more customers’ share of wallet.
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
As of December 31, 2022, we owned 24 issued patents, including 9 United States patents and 15 foreign patents. Shapeways’ patents and patent applications are directed to proprietary technology used in mass customization design tools, part costing, evaluating manufacturability, manufacturing planning, and the manufacturing process.

We have registered “Shapeways” as a trademark in Australia, Canada, China, the European Union, India, Israel, Japan, New Zealand, Singapore, South Korea, Taiwan, the United Kingdom, and the United States.
We have registered “OTTO” as a trademark in the United Kingdom and Israel, and a Notice of Allowance has been issued in connection with the United States registration. “OTTO” trademark registrations are pending in Australia, Canada, China, the European Union, India, Japan, South Korea, New Zealand, Singapore, and Taiwan.
Seasonality
Our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonal reductions in business activity among our customers, particularly during the summer months in Europe.
Mission, Values and Human Capital
Our mission is to reshape manufacturing by offering advanced manufacturing solutions and a full suite of software tools and services to enable manufacturing digitization. At Shapeways, we hold ourselves accountable for upholding our corporate responsibility and sustainability practices. Our values govern our internal and external relationships. They set the foundation for what we stand for and the behaviors we promote. And in an ever-changing world, our values remain the moral compass guiding our decision making.
•ONE TEAM: Together We Go Far
•INNOVATE: Fail Fast, Learn Faster
•THINK CRITICALLY: Be Inquisitive
•DRIVE RESULTS: Move the Needle
•BE PASSIONATE: Believe in the Mission
Workforce Demographics
As of December 31, 2022, we had 207 total employees, of which 191 were full time employees and 16 were part time employees. We also regularly use independent contractors and other temporary employees to supplement our regular staff. We believe that our future success will depend partly on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.
We are an equal opportunity employer, and we believe that having a diverse workforce drives innovation and resilience. Gender and ethnic diversity, inclusion, and performance go hand in hand. Our workforce is comprised of engineers, technicians, salespeople, and business professionals, of which 30% were racially diverse as of December 31, 2022.
The success of our business is fundamentally connected to our employees and their well-being. We are committed to the health, safety, and wellness of our employees around the globe. We provide our employees with a wide range of benefits, including benefits directed to their health, safety, and long-term financial security. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which were in compliance with government regulations. This includes allowing our employees to work remotely as appropriate, while implementing significant safety measures designed to protect the health of anyone entering our facilities.
Total Rewards
A competitive total rewards program is integral to our success, which depends considerably on our ability to attract and retain highly engaged employees in a dynamic and changing business environment.
We review base compensation for non-senior level management employees semiannually, and we review equity, benefits, and perquisites annually. To do so, we analyze many factors, including individual and corporate performance, managers’ feedback, and market data from third-party compensation surveys.

Diversity, Equity, and Inclusion ("DEI")
We believe it is important to foster a culture of belonging and acceptance, and to create a workplace environment free of bias. To do this we are dedicated to driving DEI efforts from committees composed of employees and management of all levels, which are focused on creating business case initiatives championing our diversity strategy. We also hold annual employee, board, and contractor trainings on DEI matters.
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
Semi-annually we request employees provide feedback on their career goals and aspirations. These surveys focus on employees’ current skills and knowledge, and identify skills gaps and areas of interest for further development. Our human resources team analyzes the responses and collects managers’ input to create individual development plans for every employee.
Product Responsibility
We strive to foster a community and marketplace where our customers can convert their ideas into reality. However, that range of expression has its limits. For example, there have been news reports that 3D printers were used to print guns or other weapons. While we implement a weapons and content policy, we have little, if any, control over what objects our customers print using our offerings, and it may be difficult, if not impossible, for us to monitor and prevent customers from printing weapons with our services. While we are not aware of our platform being used to print guns or other weapons, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon or other dangerous object containing a component part or parts manufactured for a customer using one of our offerings.
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

Facilities
We lease a 17,250 square foot manufacturing facility in Livonia, Michigan which expires in March 2026 and a 100,000 square foot manufacturing facility in Charlotte, Michigan which expires April 2026. We lease a 18,837 square foot facility in Eindhoven, Netherlands, and the lease of this facility expires in September 2024. We believe that our facilities are adequate for our current needs and, should the company need additional space, that we will be able to obtain additional space on commercially reasonable terms.
Government Regulations
We are subject to various laws, regulations and permitting requirements of federal, state, and local authorities, including related to environmental, health and safety, anti-corruption, and export controls. We believe that we are in material compliance with all such laws, regulations, and permitting requirements.
Prior to utilizing Shapeways’ services, all Shapeways customers must agree to Shapeways Terms and Conditions wherein, among other things, customers warrant that any files they upload are their original creation and not copied from any third party or entity. The Shapeways Terms and Conditions also contain additional legal safeguards designed to protect Shapeways from intellectual property infringement by its customers, such as their acknowledgement of their compliance with all applicable laws, rules and regulations and their indemnification of Shapeways for any claims resulting from their infringement of any third party intellectual property.
In addition to the Shapeways Terms and Conditions, we implement other safeguards and policies to eliminate or reduce exposure to third party intellectual property infringement. Specifically, we utilize a keyword filter that screens all product listings for specific terms prior to the listings’ publication on the Shapeways marketplace. The keyword filter screens terms (i) related to products where Shapeways has observed substantial prior unauthorized intellectual property use, and (ii) added upon request by certain intellectual property rights holders who have sent Shapeways notices under the Digital Millennium Copyright Act (“DMCA”). The keyword filter is periodically updated. Once a listing has been flagged by Shapeways’ keyword filter, the listing enters into a queue for manual review by Shapeways’ content review team and/or the legal department. The content review team and/or the legal department reviews the listing for unauthorized use of intellectual property.
The primary intellectual property-related statute that applies to our business is the DMCA, which, among other things, provides a copyright safe harbor for online service providers and a formal procedure for submitting copyright takedown notices. The takedown procedure consists of six requirements which establish the proper standing of the individual or organization providing notice, and specify the infringing and infringed material. Once a proper DMCA takedown notice is received, we promptly remove the content and inform the customer of the takedown notice that we received. The customer then has an opportunity to file a counter notice to reinstate the content. Although there is no DMCA equivalent for trademarks, we apply a similar takedown procedure for those instances.
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
The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as the Toxic Substances Control Act and Regulation (EC) No 1907/2006 of the European Parliament and of the Council of 18 December 2006 concerning the Registration, Evaluation, Authorisation and Restriction of Chemicals. These laws and regulations require the evaluation and registration of certain chemicals that we ship along with, or that form a part of, our systems and other products.

Export and Trade Matters
We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has had a renewed focus on export matters related to additive manufacturing. Some of our products are already more tightly controlled for export, and other of our products may in the future become more tightly controlled for export. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations section of our website at investors.shapeways.com as soon as reasonably practicable after we file such material with the Securities and Exchange Commission, or the SEC. The information on, or that can be accessed through, our website is not part of this Report. We have included our website address as an inactive textual reference only. The SEC also maintains a website that contains reports and other information regarding issuers, such as Shapeways, that file materials electronically with the SEC. The SEC’s website is located at www.sec.gov.
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
•We derive a significant portion of our revenue from business conducted outside the United States and are subject to the risks of doing business outside the United States.
•If we fail to grow our business as anticipated, our revenues, gross margin, and operating margin will be adversely affected.
•If our new and existing solutions and software do not achieve sufficient market acceptance, our financial results and competitive position will decline.
•Our attempts to continue to expand our business into existing and new markets and geographies may not be successful.
•An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.
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
•Our actual results may be significantly different from our projections, estimates, targets or forecasts.
Risks Related to Our Business
We have a history of losses and may not achieve or maintain profitability in the future.
We experienced net loss of $20.2 million and net income of $1.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $133.0 million. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
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
Over the next several years we will attempt to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing, and sales efforts. This may include additional investments beyond our acquisitions of Linear Mold & Engineering, LLC, also referred to as Linear AMS ("Linear"), MFG and MakerOS in the second quarter of 2022, as well as dedicated facilities expansion and increased staffing, both domestic and international. If our business does not generate the level of revenue required to support our investments, our revenues and profitability will be adversely affected.
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
We launched the first phase of our software offering under the brand "OTTO" in the fourth quarter of 2021. We expanded our software offering's customer base and feature set with the acquisitions of MFG and MakerOS in the second quarter of 2022, and plan to roll out further phases of our software offering in the next several years. We have not derived significant revenue from sales of our software to date, and we may never be successful in doing so. If our software offerings do not achieve widespread acceptance, if our rollouts experience significant delays, or if there is lower than anticipated demand for our software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected.
Our attempts to continue to expand our business into existing and new markets and geographies may not be successful.
We seek to grow our business through, among other things, expanding our digital manufacturing capabilities into existing and new markets and expanding our offerings into new geographies, including through acquisitions. Our efforts to expand our offerings into existing and new markets, including industrial, medical, automotive, and aerospace markets, and new geographies may not succeed. These attempts to expand our business increase the complexity of our business, require significant levels of investment, and can strain our management, personnel, operations, and systems. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition, and results of operations.

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
•Enhance our existing software offerings;
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
All of our U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Where permissible by law, we generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, in certain circumstances we may choose not to enforce these agreements and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. In addition, the Federal Trade Commission (the "FTC") recently proposed a rule that would prevent employers from entering into non-competition agreements with employees and require employers to rescind existing non-competition agreements. If we cannot demonstrate that our legally protectable interests will be harmed, or if the FTC rule goes into effect, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.
Changes in the mix of the offerings we provide may impact our gross margins and financial performance.
Our financial performance has been and may continue to be affected by the mix of offerings we sell during a given period, and we may experience significant quarterly fluctuations in revenues, gross margins, or operating income or loss due to the impact of the mix of offerings, channels, or geographic areas in which we sell our offerings. Our offerings are sold, and will continue to be sold, at different price points. Sales of certain of our offerings have, or are expected to have, higher gross margins than others. If our offerings mix shifts into lower gross margin offerings, and we are not able to sufficiently reduce the engineering, production, and other costs associated with those offerings or substantially increase the sales of our higher gross margin offerings, our profitability could be reduced. In addition, the introduction of new products or services, including as a result of acquisitions, has and may continue to heighten quarterly fluctuations in gross profit and gross margins due to manufacturing ramp-up and start-up costs.
We may experience significant delays in the roll out of our digital manufacturing solutions, and we may be unable to successfully commercialize manufacturing solutions on our planned timelines.
Some of our digital manufacturing solutions have not been widely released, including our software offering. There are often delays in the testing, manufacture, and commercial release of new solutions, and any delay in the process could materially damage our brand, business, growth prospects, financial condition, and operating results. Even if we successfully complete the testing of new solutions, they may not achieve widespread commercial success for a number of reasons, including:
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
A key element to our growth strategy is the ability to scale our existing platform quickly and efficiently across different materials, technologies, and other applications. This will require us to timely and effectively scale and adapt our existing platform, technology, processes, and infrastructure to expand our business. We recently began offering software as a service ("SaaS") under the brand "OTTO", and plan to roll out further phases of this software over the next several years, but may not succeed in doing so. Similarly, our manufacturing technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of customers as our business continues to grow. We may not succeed in scaling our business, and any failure in our ability to timely and effectively scale our platform, technology, processes, and infrastructure could damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.
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
Demand for our services is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. We use algorithms to determine how to price customer orders. We may encounter technical obstacles and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly.
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
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the year ended December 31, 2022, we derived approximately 29% of our revenue from outside the United States. Accordingly, we face significant operational risks from doing business internationally.
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
•foreign currency exchange risk;
•increasing inflation and interest rates;
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
•supply chain disruptions, which may be exacerbated by the conflict between Russia and Ukraine and the effects of the COVID-19 pandemic;

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
Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in Note 1 to our consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of December 31, 2022, we paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and our ability to take delivery of any such equipment, materials and services. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful. In addition, we may decide to postpone the rollout of the equipment purchased which could result in future impairment charges that would adversely affect our financial position.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we are unable to raise additional capital, our financial condition could be adversely affected and we may not be able to execute our growth strategy.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital. If we raise funds through future issuances of equity or convertible debt securities, including through our existing at-the-market facility (the "ATM Facility"), our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

Our ability to access any existing or future capital is also dependent on the condition of the banking system and financial markets. For example, in March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”). As of the date of this report, we do not have direct exposure to SVB or Signature, but we cannot predict the broader impact or follow-on effects of these insolvencies. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
•acquisition of a significant amount of goodwill, which could result in future impairment charges that would adversely affect our financial position;
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
Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent declines in the global economy, volatility in the financial services sector and credit markets, continuing geopolitical uncertainties, increasing inflation, increasing interest rates, and other macroeconomic factors all affect the spending behavior of potential customers.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors, or other third parties on which we rely. If third parties are unable to supply us with required materials or otherwise assist us in operating our business, our business could be harmed.
For example, the conflict between Russia and Ukraine, the possibility of a trade war or other conflict between the United States and China, the ongoing impact of the COVID-19 pandemic and other supply and labor disruptions may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, environmental matters, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.
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
Our largest customer accounted for approximately 20% of our revenue for the year ended December 31, 2022. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.
If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have historically had manufacturing service centers in Eindhoven, the Netherlands and Long Island City, New York. In connection with the acquisition of Linear in May 2022, we assumed the leases for two additional manufacturing facilities in Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflict between Russia and Ukraine), consequences owing to the COVID-19 pandemic, or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
Our lease of our manufacturing facility in New York expired on January 31, 2023. We began to move equipment from the facility in New York into our recently acquired facility in Livonia, Michigan in September 2022, started parallel production in October 2022 and largely completed the transition to the Livonia facility at the end of December 2022. We have incurred and will continue to incur costs in connection with departures of certain employees that currently work in our existing facility in New York, including costs in connection with bonuses to be paid to certain employees who have agreed to stay employed by us for a period of time before they depart.
Due to risks attendant with the new production facility, there is no assurance that the cost savings and efficiencies and improved production capacity we anticipate will be achieved, particularly if we are unable to successfully integrate the relocated manufacturing operations, or we experience unforeseen or contingent liabilities of the relocated manufacturing operations. In addition, at the new facilities, we must hire and train our workforce to manage and use new production techniques and equipment layouts, and operate the equipment in the new setting, creating the potential for delays, additional costs and potential quality control issues. As a result, we may face difficulties in implementing and maintaining consistent production standards, volumes, controls, procedures, policies and information systems. As the facilities ramp up production, we may be unable to obtain certain necessary or desirable customer or other certifications if we experience significant quality control issues.
Such delays, costs and challenges attendant with new production facilities and techniques could result in the distraction of management and general business disruption, product quality issues or even supply shortages, any of which could adversely affect our operational and financial results and our reputation with our customers.
We could experience unforeseen difficulties in building and operating key portions of our manufacturing infrastructure.
We have designed and built our own manufacturing operations and other key portions of our technical infrastructure through which we manufacture products for customers, and we plan to continue to expand the size of our infrastructure through expanding our digital manufacturing facilities, including through our transition to our newly acquired facilities in Michigan. The infrastructure expansion we may undertake may be complex, and unanticipated delays in the completion of these projects or availability of materials may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our products.
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
Our business, brand, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn, with respect to our SaaS offering, OTTO, depend upon the availability of the internet and our third-party service providers. We rely on third party data center facilities operated by Digital Realty in the United States and EcoRacks in Eindhoven to host our main servers. In addition to Digital Realty and EcoRacks, some of our servers are housed by data centers operated by Amazon Web Services ("AWS"). Our main servers are nearing maximum capacity under our existing contracts with Digital Realty and EcoRacks. To increase server capacity to meet the market demand for our platform, we are in the process of migrating all of our applications and data to AWS provided cloud-based infrastructure services, which we expect to complete in the first half of 2023.
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
A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war or other military conflict, break-ins and security breaches, contract disputes, labor strikes and other workforce related issues, capacity constraints due to an unusually large number of customers accessing our websites or ordering parts at the same time, and other similar events. In addition, due to geopolitical conflicts, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these customers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing, and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying, and rectifying problems with these aspects of our systems is to a large extent outside of our control.
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
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their purchasing on terms favorable to us. We may not meet our customers’ expectations. We experienced a decline in our customer count during the year ended December 31, 2022, and it is uncertain whether such decline is temporary. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our platform generally. If our efforts to sell additional solutions to our customers are not successful, our business and growth prospects may suffer. Additionally, our future revenue depends in part on our ability to turn our pipeline customers into actual customers. Pipeline customers may fail to accept our offerings, choose our competitors’ offerings, or otherwise not turn into customers. If we are not able to turn pipeline or other prospective customers into customers, or customers that provide significant revenues, our business and growth prospects could be adversely affected.

The loss of one or more key members of our management team or personnel could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and other key personnel, including, in particular, our executive officers. Our executive team is critical to the management of our business and operations, as well as to the development of our strategy. Members of our senior management team may resign at any time. The loss of the services of any members of our senior management team could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other offerings, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. Two of our senior executives left the company in 2022, and there is no assurance that if any senior executive leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.
In particular, the loss of the services of Greg Kress, our Chief Executive Officer, could severely damage our business and prospects for growth. Mr. Kress is subject to a non-competition agreement and a proprietary information and inventions agreement which include restrictive covenants. We cannot assure you that if Mr. Kress were to breach these restrictive covenants a court would enforce them and enjoin him from engaging in activities in violation thereof. Moreover, we would have to rescind Mr. Kress’ non-competition agreement if the proposed FTC rule goes into effect. The loss of Mr. Kress’ services could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other offerings, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan, and consequently could have a materially adverse effect on our business, results of operations and financial condition.
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
Our actual results may be significantly different from our projections, estimates, targets or forecasts.
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
We collect personal information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with privacy laws in the United States, Europe, and elsewhere, including the General Data Protection Regulations, or GDPR in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. California's latest amendment to the law, the California Privacy Rights Act of 2020, or CPRA, which substantially expands the CCPA, became effective as of January 1, 2023. Virginia has similarly adopted a comprehensive privacy law, the Consumer Data Protection Act, or VCDPA which also took effect January 1, 2023. Colorado, Connecticut, and Utah have also passed comprehensive privacy laws, each which will take effect either in July or December of 2023. While these new state privacy laws emulate the CCPA/CPRA and GDPR in many respects, each has requirements that will require particular assessment. Additionally, ongoing interpretations and enforcement of international privacy laws continue to amend or add to existing compliance obligations, such as under the GDPR with respect to international data transfers. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers. If adopted, such framework is set to take effect in 2023. A patchwork of differing and evolving international and domestic privacy and data security requirements may increase the cost and complexity of operating our business and increase our exposure to liability.
These privacy laws create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal information. Each jurisdiction in the U.S. and European Union have its own obligations surrounding notice of personal data breaches to consumers, and such notification requirements continue to increase in scope and cost. Privacy and security laws and regulations may limit the use and disclosure of certain personal information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to process certain personal information including with respect to marketing our services to current, past, or prospective customers. While we have invested in, and intend to continue to invest in, resources to comply with these standards, we may not be successful in doing so, and any such failure could have an adverse effect on our business, operations, and reputation.
As privacy, data use, and cyber security laws are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place as we continue to expand. In recent years, there has been increasing regulatory enforcement and litigation activity internationally in this area, including in the United States and the Netherlands in which we operate.
Lastly, privacy laws applicable to the Asian Pacific region (“APAC”) will come with a new set of privacy laws, each which may differ greatly from one another as well as from the GDPR or CPRA. To the extent we expand into Asian markets, we may need to significantly increase our investment in resources to comply with such laws, which will require localized advice and strategy. Any failure to expand into APAC in a compliant manner could have an adverse effect on our business, results of operations, and reputation.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and any rules promulgated thereunder, as well as the rules of the New York Stock Exchange (the "NYSE"). The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain disclosure controls and procedures and internal control over financial reporting that meet these standards, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
Changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These factors may also make it difficult for us to attract and retain qualified independent members of our Board of Directors.
As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible than they were in the past, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.
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
We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of our predecessor, Galileo Acquisition Corp. ("Galileo"); (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.
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
We timely responded to the NYSE with respect to our intent to cure the deficiency, and intend to undertake a reverse stock split, subject to stockholder approval, at our 2023 annual meeting of stockholders to regain compliance. If we are unable to regain compliance with the $1.00 share price rule, the NYSE may initiate procedures to suspend and delist our common stock. There can be no assurance that we will be able to regain compliance with the minimum share price or other continued listing requirements.
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
Our common stock is listed on the NYSE under the symbol “SHPW.” However, we cannot assure you that an active trading market for our common stock will be sustained. Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock. The inactive market for our stock may also impair our ability to raise capital to continue to fund operations by issuing equity and may impair our ability to acquire other companies or technologies by using common stock as consideration.
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
On October 6, 2022, we filed a shelf registration statement, which permits us to offer up to $50.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and rights in one or more offerings and in any combination, including in units from time to time, subject to certain limitations. Further, as part of the shelf registration statement, we may also sell up to $13.25 million in the aggregate of shares of common stock pursuant to our ATM Facility, subject to certain limitations. The sale of a substantial number of shares pursuant to our ATM Facility, any securities pursuant to the shelf registration statement or otherwise, or anticipation of any such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the ATM Facility or any securities sold pursuant to the shelf registration statement may have a dilutive effect on our existing stockholders. As of December 31, 2022, no sales of shares pursuant to our ATM Facility had been effected.

Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, including in connection with the expiration of lock-up restrictions or the ATM Facility, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Furthermore, shares of our common stock reserved for future issuance under our equity plans may become available for sale in the future. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, to the extent our warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
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
•seasonality of our manufacturing business and timing of certain new product offerings;
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
•general economic and industry conditions that affect customer demand, including increasing inflation and interest rates;
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
Due to the foregoing factors, and the other risks discussed in this Part I, Item 1A: “Risk Factors,” you should not rely on year-over-year comparisons of our operating results as an indicator of our future performance.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
As of December 31, 2022, we lease a 17,250 square foot manufacturing facility in Livonia, Michigan (which lease expires in March 2026) and a 100,000 square foot manufacturing facility in Charlotte, Michigan (which lease expires in April 2026). We previously leased a 25,000 square foot manufacturing facility in Long Island City, New York, for which the lease expired in January 2023. We did not renew our lease at the Long Island City facility, and now house our production in the Livonia facility. We also lease an 18,837 square foot facility in Eindhoven, Netherlands, and the lease of this facility expires in September 2024.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock and warrants are listed on the NYSE under the symbols “SHPW” and “SHPW WS,” respectively.
Holders
As of March 24, 2023, there were 154 holders of record of our common stock and 7 holders of record of our warrants. We believe a substantially greater number of beneficial owners hold shares of common stock or warrants through brokers, banks or other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
None.
Use of Proceeds
None.
Item 6. Selected Financial Data.
Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended December 31, 2022. This discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto set forth in Part I, Item 8 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.
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
We launched the first phase of our software offering under the brand OTTO in the fourth quarter of 2021, to third-party manufacturers. This phase of the rollout involves activities such as creating awareness of the new offering and ensuring the software can interoperate with systems used by potential customers. We plan to roll out further phases of this software over the next several years. Additionally, in April 2022 we acquired MFG.com ("MFG") and MakerOS, Inc. ("MakerOS"), which we believe will help further our software strategy and is expected to help accelerate OTTO's phased rollout. We believe that offering our OTTO software to other manufacturers will enable us to generate future revenue. However, we have not derived significant revenue from sales of our software to date and may never be successful in doing so. We expect to further commercialize our software, which we expect will provide software customers with an end-to-end software for their manufacturing operations and expand the manufacturing capabilities that they offer to their customers.
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
Raw Materials, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, energy costs, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the COVID-19 pandemic, the Russian invasion of Ukraine, geopolitical tensions between the United States and China, and other supply and labor disruptions along with continuing inflationary factors could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.
Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” During the years ended December 31, 2022 and 2021, approximately 77% and 76% of our revenue was designated as Direct Sales, respectively. This revenue is recognized upon shipment of the manufactured product to the customer. Additionally, Direct Sales for the year ended December 31, 2022 reflects the revenue from the acquisition of Linear AMS ("Linear") in May 2022.
During the years ended December 31, 2022 and 2021, approximately 18% and 23% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website. Sales through this channel are subject to our regular manufacturing fees plus a 3.5% fee on any price markup the customer includes on their product.

Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. We launched the first phase of this offering more broadly under the brand OTTO in the fourth quarter of 2021, and expect to roll out additional phases of our software offering over the next several years. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. Additionally, software revenue for the year ended December 31, 2022 reflects the revenue from the April 2022 acquisition of MFG.
Cost of Revenue
Our cost of revenue consists of the cost to produce manufactured products and related services. Cost of revenue includes machine costs, material costs, rent costs, personnel costs, and other costs directly associated with manufacturing operations in our factories as well as amounts paid to our third-party contract manufacturers and suppliers. Our cost of revenue also includes depreciation and amortization of equipment, cost of spare or replacement machine parts, machine service costs, shipping and handling costs, and some overhead costs. We expect cost of revenue to increase on an absolute-dollar basis in the future.
We intend to further commercialize our software offering and if we generate material revenue from sales of our software offering, we will separately recognize the related cost of revenue.
Gross Profit and Gross Margin
Our gross profit and gross margin are, or may be, influenced by a number of factors, including:
•Market conditions that may impact our pricing;
•Product mix changes between established manufacturing product offerings and new manufacturing and software product offerings;
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
We expect our general and administrative expenses will continue to increase on an absolute-dollar basis in the near term as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as expenses for insurance, investor relations, and other administrative and professional services. In addition, we expect to incur additional costs as we hire additional personnel and enhance our infrastructure to support the anticipated growth of the business.

Research and Development
Our research and development expenses consist primarily of employee-related personnel expenses, consulting and contractor costs, and software and subscription services used by our research and development personnel, data center, and other technology costs and are typically expensed as incurred. We expect research and development costs will increase on an absolute dollar basis over time as we continue to invest in our software offering.
Change in Fair Value of Earnout Liability
Change in fair value of earnout liability is a non-cash gain or loss impacted by the fair value of the earnout liability related to the Linear acquisition.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the Private Warrants assumed pursuant to the Merger (as defined in Note 1 to our consolidated financial statements included elsewhere in this Report). In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants. See Note 12 to our consolidated financial statements included elsewhere in this Report.
Interest Expense
Interest expense consists primarily of interest expense associated with our term loan and our bridge loan. At the Closing of the Business Combination, we repaid and terminated the term loan in full. Immediately prior to the completion of the Business Combination, the bridge loan was converted into shares of common stock of Legacy Shapeways. We had no interest-bearing debt outstanding as of December 31, 2022 and 2021.
Interest Income
Interest income primarily consists of interest earned on our investment in marketable securities.
Other Income
Other income primarily consists of rental income associated with our sublease of our facility in Michigan.
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

Results of Operations
Comparison of the Year Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$33,157	$33,623	$(466)	(1)%
Revenue for the years ended December 31, 2022 and 2021 was $33.2 million and $33.6 million, respectively, representing a decrease of $0.5 million, or 1% from the prior year period. Excluding the revenue from our acquisitions in 2022, revenue decreased 15%. The 15% decrease was primarily attributable to a 19% decrease in customer count, partially offset by a 4% increase in average revenue per customer.
Cost of Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of Revenue	$18,859	$17,673	$1,186	7%
Cost of revenue for the years ended December 31, 2022 and 2021 was $18.9 million and $17.7 million, respectively, representing an increase of $1.2 million, or 7%. The increase in cost of revenue was primarily due to higher expenses related to investment in new technologies, a more varied product mix, including additional product offerings as a result of acquisitions, and increases in costs of materials, energy and outsourced vendors due to inflationary impacts.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Gross Profit	$14,298	$15,950	$(1,652)	(10)%
Gross profit for the years ended December 31, 2022 and 2021 was $14.3 million, and $16.0 million, respectively, representing a decrease of $1.7 million or 10%. The decrease in gross profit was driven by a decrease in revenue and an increase in cost of revenue due to a more varied product mix and inflationary impacts.

	Year Ended December 31,		Change
	2022	2021	Points	%
Gross Margin	43%	47%	(4)	(9)%
Selling, General and Administrative
SG&A expenses for the years ended December 31, 2022 and 2021 were $27.8 million and $17.7 million, respectively, representing an increase of $10.1 million, or 57%. The increase in SG&A expenses primarily resulted from increases to personnel cost, amortization expense related to the intangibles acquired as part of the acquisitions of Linear, MFG and MakerOS (the "2022 acquisitions"), audit and other spending related to becoming a public company and restructuring costs related to our move out of the Long Island City facility and consolidation of our U.S. manufacturing capabilities in Livonia, Michigan.
Research and Development
Research and development expenses for the years ended December 31, 2022 and 2021 were $10.4 million and $6.3 million, respectively, representing an increase of $4.1 million, or 65%. The increase in research and development expenses was primarily due to an increase in personnel cost.

Change in Fair Value of Earnout Liability
The change in fair value of the earnout liability resulted in a gain of $1.8 million for the year ended December 31, 2022. The gain related to the decrease in fair value of the estimated earnout liability related to the Linear acquisition. There was no earnout liability for the year ended December 31, 2021 due to the timing of the Linear acquisition.
Change in Fair Value of Warrant Liabilities
The change in fair value of the warrant liabilities resulted in a gain of $1.6 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants (as defined in Note 1 to our consolidated financial statements included elsewhere in this Report) assumed pursuant to the Merger.
Interest Expense
Interest expense for the year ended December 31, 2022 was an insignificant amount, as we had no debt outstanding during 2022. Interest expense for the year ended December 31, 2021 was $0.4 million.
Interest Income
Interest income for the year ended December 31, 2022 was $0.1 million. Interest income for the year ended December 31, 2021 was an insignificant amount.
Other Income
Other income for the year ended December 31, 2022 was $0.3 million related to rental income associated with our sublease of our facility in Michigan. Other income for the year ended December 31, 2021 was an insignificant amount.
Income Taxes
We recorded an insignificant amount of income tax expense (benefit) for the year ended December 31, 2022. Income tax benefit was $0.1 million for the year ended December 31, 2021 related to resolution of a tax assessment charge for 2019 in respect to our Dutch subsidiary, resulting in a refund.
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

The following table reconciles net (loss) income to Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net (loss) income	$(20,221)	$1,756
Debt forgiveness	—	(2,000)
Interest expense, net	(142)	403
Depreciation and amortization	1,514	593
Stock based compensation	2,155	2,907
Change in fair value of earnout liability	(1,824)	—
Change in fair value of warrant liabilities	(1,584)	(8,106)
Income tax expense (benefit)	31	(71)
Acquisition costs	373	—
Restructuring costs	198	—
Other	(254)	15
Adjusted EBITDA	$(19,754)	$(4,503)
Liquidity and Capital Resources
We have incurred losses from operations in each of our annual reporting periods since our inception. As of December 31, 2022, we had $30.6 million in cash and cash equivalents, $0.1 million in restricted cash and $9.8 million in marketable securities. We believe that our current cash and cash equivalents will be sufficient to meet our working capital needs for the twelve months following the issuance date of our consolidated financial statements included within this Report.
On October 6, 2022, we filed a shelf registration statement which permits us to offer up to $50 million in the aggregate of (1) shares of our common stock, (2) shares of our preferred stock, which we may issue in one or more series, (3) debt securities, which may be senior debt securities or subordinated debt securities, (4) warrants, (5) rights, or (6) units, in one or more offerings and in any combination. As part of the shelf registration statement, we filed a prospectus supplement registering for sale from time to time up to $13.25 million in the aggregate of shares of common stock pursuant to the ATM Facility, subject to certain limitations. To date, we have not conducted any sales under the ATM Facility.
In September 2021, we consummated the Business Combination which provided a total of approximately $86.8 million in net proceeds after transaction costs.
Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of December 31, 2022, we paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal’s inventory management and logistics systems, and our ability to take delivery of any such equipment, materials and services. We have no further obligations under the MOU.
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

Cash Flow Summary
The following table sets forth a summary of cash flows for the period:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net cash used in operating activities	$(20,575)	$(8,059)
Net cash used in investing activities	(28,759)	(3,960)
Net cash provided by financing activities	339	83,267
Net change in cash and cash equivalents and restricted cash	$(48,995)	$71,248
Operating Activities
Net cash used in operating activities was $20.6 million for the year ended December 31, 2022, primarily consisting of net loss of $20.2 million adjusted for non-cash items including a gain on change in fair value of earnout liability of $1.8 million and gain on change in fair value of warrant liability of $1.6 million, interest receivable of $0.1 million, stock-based compensation expense of $2.2 million, depreciation and amortization expense of $1.5 million and lease expense of $1.0 million. The net change in working capital resulted in a cash outflow of $1.6 million.
Net cash used in operating activities was $8.1 million during the year ended December 31, 2021, primarily due to net income of $1.8 million adjusted for non-cash items including a gain on the change in fair value of warrant liabilities of $8.1 million, debt forgiveness of $2.0 million related to our PPP loan, stock-based compensation expense of $2.9 million, lease expense of $0.8 million and depreciation and amortization expense of $0.6 million. The net change in working capital resulted in an a cash outflow of $4.0 million.
Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $28.8 million, which consisted of $10.1 million for purchases of property and equipment, purchase of marketable securities of $9.8 million, and $8.9 million related to net cash paid for the 2022 acquisitions.
During the year ended December 31, 2021 net cash used in investing activities was $4.0 million for purchases of property and equipment.
Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $0.3 million resulting from proceeds from exercises of employee stock options.
During the year ended December 31, 2021, net cash provided by financing activities was $83.3 million resulting primarily from the effect of the Business Combination, (net of transaction costs) of $86.8 million, $0.6 million from proceeds from exercises of employee stock options and $0.1 million from proceeds from exercise of preferred stock warrants, partially offset by repayments of loans payable of $3.6 million and $0.6 million of tax payments related to shares withheld for vested restricted stock units.
Contractual Obligations and Commitments
See Note 11, Commitments and Contingencies, of the notes to the consolidated financial statements for the years ended December 31, 2022 and 2021 included elsewhere in this Report for further discussion of our commitments and contingencies.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience (where available), current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in its judgments, the results could be materially different from our estimates. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements will be affected.
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
Goodwill Impairment
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
Under ASC 350, Intangibles - Goodwill and Other, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. Impairment tests are performed on a quarterly basis. Management uses the future discounted cash flows valuation approach to determine the fair value of reporting units and determines whether the fair value of reporting units exceeded its carrying amounts. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The impairment review requires management to make judgments in determining various assumptions with respect to revenues, operating margins, growth rates and discount rates. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact our financial condition and results of operations.

Recent Accounting Pronouncements
Refer to Note 2 of the consolidated financial statements included elsewhere in this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
Item 8. Financial Statements and Supplementary Data
This information is incorporated by reference beginning on page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Shapeways' assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of Shapeways' management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Shapeways' assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
We have adopted a code of ethics, called the Code of Conduct, which applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Conduct on our website at https://investors.shapeways.com/ under the “Governance Documents” section. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Conduct on our website.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant's Fees and Services
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
a.The following documents are filed as part of this Report:
i.Financial Statements (see pages F-1 through F-29 of this Report):
1.Report of Independent Registered Public Accounting Firm
2.Consolidated Balance Sheets
3.Consolidated Statements of Operations and Comprehensive Loss
4.Consolidated Statements of Preferred and Common Stock and Stockholder’s Equity (Deficit)
5.Consolidated Statements of Cash Flows
6.Notes to Consolidated Financial Statements
ii.Financial Statement Schedules:
1.All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.
b.The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Item 16. Form 10-K Summary
None.
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

4.2
Form of Letter Agreement with respect to Private Placement Warrants by and between Shapeways Holdings, Inc. and each holder of the Company’s Private Placement Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on December 13, 2022).

4.3
Certificate of Corporate Domestication of Galileo Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260387), filed with the SEC on October 20, 2021).

4.4*	Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.5#	Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).
10.6#
Shapeways Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.7#
Shapeways Holdings, Inc. 2022 New Employee Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on September 16, 2022).

10.8#
Shapeways Holdings, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-39092), filed with the SEC on November 14, 2022).

10.9#*	Form of Stock Option Agreement under the Shapeways Holdings, Inc. 2021 Equity Incentive Plan, as amended.
10.10#
Form of Stock Option Agreement with Greg Kress under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.11#
Form of Stock Option Agreement with Jennifer Walsh under the Shapeways, Inc. 2010 Stock Plan, as amended (incorporated by reference to Exhibit 10.17.3 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.12#
Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Greg Kress (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.13#
Employment Agreement, dated as of July 19, 2021, by and between Shapeways Holdings, Inc. and Jennifer Walsh (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.14#
Offer Letter, dated April 27, 2022, by and between Shapeways Holdings, Inc. and Joseph Andrew Nied (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on May 16, 2022).

10.15#
Offer Letter, dated as of September 15, 2022, by and between Shapeways Holdings, Inc. and Alberto Recchi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on September 16, 2022).

10.16#
Separation Agreement, dated as of October 12, 2022, by and between Shapeways Holdings, Inc. and Jennifer Walsh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 13, 2022).

10.17
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

10.19#
Non-Competition Agreement, effective as of April 28, 2021, by and among Galileo, Shapeways, and Greg Kress (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).

10.20
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

10.22#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Withum Smith+Brown
24.1*	Power of Attorney (contained in the signature page to this Report).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulations S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates a management or compensatory plan.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: March 30, 2023	By: /s/ Alberto Recchi
Alberto Recchi
Chief Financial Officer
(Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Greg Kress and Alberto Recchi and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg Kress	Chief Executive Officer and Director	March 30, 2023
Greg Kress	(Principal Executive Officer)
/s/ Alberto Recchi	Chief Financial Officer and Director	March 30, 2023
Alberto Recchi	(Principal Financial and Accounting Officer)
/s/ Leslie Campbell	Chairman of the Board	March 30, 2023
Leslie Campbell
/s/ Rajeev Batra	Director	March 30, 2023
Rajeev Batra
/s/ Robert Jan Galema	Director	March 30, 2023
Robert Jan Galema
/s/ Patrick S. Jones	Director	March 30, 2023
Patrick S. Jones
/s/ Ryan Kearny	Director	March 30, 2023
Ryan Kearny
/s/ Josh Wolfe	Director	March 30, 2023
Josh Wolfe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Shapeways Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shapeways Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
East Brunswick, New Jersey
March 30, 2022
PCAOB ID - 100

SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$30,630	$79,677
Restricted cash	139	142
Short-term investments	9,816	—
Accounts receivable	1,606	1,372
Inventory	1,307	927
Prepaid expenses and other current assets	6,255	4,360
Total current assets	49,753	86,478
Property and equipment, net	15,627	4,388
Right-of-use assets, net	2,365	842
Goodwill	6,286	1,835
Intangible assets, net	5,398	—
Security deposits	99	175
Total assets	$79,528	$93,718
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,354	$1,909
Accrued expenses and other liabilities	5,950	2,645
Operating lease liabilities, current	719	639
Deferred revenue	972	921
Total current liabilities	9,995	6,114
Operating lease liabilities, net of current portion	1,715	326
Deferred tax liabilities, net	27	—
Warrant liabilities	—	2,274
Total liabilities	11,737	8,714
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 49,445,174 and 48,627,739 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	5	5
Additional paid-in capital	201,362	198,179
Accumulated deficit	(133,032)	(112,811)
Accumulated other comprehensive loss	(544)	(369)
Total stockholders’ equity	67,791	85,004
Total liabilities and stockholders’ equity	$79,528	$93,718
The accompanying notes are an integral part of these audited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue, net	$33,157	$33,623
Cost of revenue	18,859	17,673
Gross profit	14,298	15,950
Operating expenses
Selling, general and administrative	27,847	17,694
Research and development	10,409	6,281
Total operating expenses	38,256	23,975
Loss from operations	(23,958)	(8,025)
Other income (expense)
Long-term debt forgiveness	—	2,000
Interest expense	(7)	(404)
Change in fair value of earnout liabilities	1,824	—
Change in fair value of warrant liabilities	1,584	8,106
Interest income	149	1
Other income	267	7
Loss on disposal of assets	(49)	—
Total other income (expense), net	3,768	9,710
(Loss) income before income tax expense (benefit)	(20,190)	1,685
Income tax expense (benefit)	31	(71)
Net (loss) income	(20,221)	1,756
Deemed dividend - Earnout Shares	—	(18,132)
Net loss attributable to common stockholders	(20,221)	(16,376)
Net (loss) income per share:
Basic	$(0.38)	$0.04
Diluted	$(0.38)	$0.04
Net loss per share attributable to common stockholders:
Basic	$(0.38)	$(0.40)
Diluted	$(0.38)	$(0.40)
Weighted average common shares outstanding: (1)
Basic	52,998,563	41,040,637
Diluted	52,998,563	41,040,637
Other comprehensive loss
Foreign currency translation adjustment	(175)	(92)
Comprehensive loss	$(20,396)	$(16,468)
(1) Retroactively restated the common shares for 2021 due to the reverse recapitalization as described in Note 12.
The accompanying notes are an integral part of these audited consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	32,184,263	$3	$112,994	$(114,567)	$(277)	$(1,847)
Issuance of Legacy Shapeways common stock upon exercise of stock options	1,212,430	—	552	—	—	552
Issuance of Legacy Shapeways convertible Series B-1 preferred stock resulting from exercise of warrants	19,177	—	60	—	—	60
Issuance of Legacy Shapeways common stock upon conversion of convertible notes	1,406,741	—	5,913	—	—	5,913
Issuance of Legacy Shapeways common stock upon exercise of warrants	212,234	—	—	—	—	—
Issuance of Legacy Shapeways convertible Series D preferred stock upon exercise of warrants	89,217	—	—	—	—	—
Repurchase of Legacy Shapeways common stock	(19,226)	—	(152)	—	—	(152)
Effect of Merger and recapitalization, net of redemptions and issuance costs	5,691,648	1	10,035	—	—	10,036
Issuance of common stock pursuant to PIPE financing, net of issuance costs	7,500,000	1	64,936	—	—	64,937
Issuance of common stock resulting from exercise of stock options	86,533	—	43	—	—	43
Issuance of common stock for settlement of restricted stock units	410,000	—	1,558	—	—	1,558
Tax payments related to shares withheld for vested restricted stock units	(165,278)	—	(594)	—	—	(594)
Stock-based compensation expense	—	—	1,349	—	—	1,349
Transfer of Private Warrants to Public Warrants	—	—	1,485	—	—	1,485
Net income	—		—	1,756	—	1,756
Foreign currency translation	—	—	—	—	(92)	(92)
Balance at December 31, 2021	48,627,739	5	198,179	(112,811)	(369)	85,004
Issuance of common stock for stock-based compensation	819,166	—	339	—	—	339
Cancellation of restricted stock	(1,731)	—	—	—	—	—
Stock-based compensation expense	—	—	2,155	—	—	2,155
Transfer of Private Warrants to Public Warrants	—	—	689	—	—	689
Net loss	—	—	—	(20,221)	—	(20,221)
Foreign currency translation	—	—	—	—	(175)	(175)
Balance at December 31, 2022	49,445,174	$5	$201,362	$(133,032)	$(544)	$67,791
The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Content
SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(20,221)	$1,756
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,514	593
Loss on disposal of property and equipment	49	—
Stock-based compensation expense	2,155	2,907
Non-cash lease expense	1,000	763
Non-cash debt forgiveness	—	(2,000)
Deferred income taxes	27	—
Change in fair value of earnout liability	(1,824)	—
Change in fair value of warrant liabilities	(1,584)	(8,106)
Interest receivable on short-term investments	(105)	—
Change in operating assets and liabilities:
Accounts receivable	873	(1,180)
Inventory	(192)	(175)
Prepaid expenses and other assets	(1,686)	(2,355)
Accounts payable	1	207
Accrued expenses and other liabilities	996	223
Operating lease liabilities	(1,049)	(854)
Deferred revenue	(522)	162
Security deposits	(7)	—
Net cash used in operating activities	(20,575)	(8,059)
Cash flows from investing activities:
Purchases of property and equipment	(10,118)	(3,960)
Purchase of short-term investments	(9,780)	—
Net cash paid for acquisitions, net of cash acquired	(8,861)	—
Net cash used in investing activities	(28,759)	(3,960)
Cash flows from financing activities:
Proceeds from issuance of common stock	339	595
Proceeds received from exercise of preferred stock warrants	—	60
Tax payments related to shares withheld for vested restricted stock units	—	(594)
Effect of Merger, net of transaction costs	—	86,792
Repayments of loans payable	—	(3,586)
Net cash provided by financing activities	339	83,267
Net change in cash and cash equivalents and restricted cash	$(48,995)	$71,248
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	(55)	(138)
Cash and cash equivalents and restricted cash at beginning of year	79,819	8,709
Cash and cash equivalents and restricted cash at end of year	$30,769	$79,819
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$85
Purchase of property and equipment included in accounts payable	$225	$—
Issuance of Legacy Shapeways common stock upon conversion of convertible notes	$—	$5,913
Repurchase of Legacy Shapeways common stock	$—	$(152)
The accompanying notes are an integral part of these audited consolidated financial statements.

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
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over 1 million customers in over 180 countries, from inception through December 31, 2022.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways, Shapeways BV and Linear. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Cash, Cash Equivalents and Restricted Cash
Cash includes cash on hand, demand deposits and highly liquid securities with original maturities at the date of acquisition of ninety days or less. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, the Company believes that no material credit or market risk exposure exists due to the high quality of the institution. Restricted cash represents cash required to be held as collateral for the Company’s credit cards and security deposit for its facility in the Netherlands. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2022	2021
Cash and cash equivalents	$30,630	$79,677
Restricted cash	139	142
	$30,769	$79,819
Short-term Investments
The Company invests its excess cash in fixed income instruments including U.S. treasury securities with a maturity of six months or less. The Company has the means and intends to hold all investments to maturity, and as such are classified as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at December 31, 2022 and 2021.
Inventory
Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution centers. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of December 31, 2022 and 2021, the Company determined an allowance was not deemed necessary.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the years ended December 31, 2022 and 2021. Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

Asset Category	Depreciable Life
Machinery and equipment	5 to 10 years
Computers and IT equipment	3 to 10 years
Furniture and fixtures	7 to 10 years
Vehicles	10 years
Leasehold improvements	**

**Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.
Long-Lived Assets, Including Definite-Lived Intangible Assets
Intangible assets, which consist of technology, customer relationships, trademarks, favorable and unfavorable operating leases, and non-competition agreements are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from two to ten years. The Company periodically reviews the estimated useful lives of intangible assets and adjusts when events indicate that a shorter life is appropriate. In accordance with authoritative accounting guidance, capitalization of costs to develop software begins when preliminary development efforts are successful and completed. Costs related to the design or maintenance of internal-use software are expensed as incurred.
Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the years ended December 31, 2022 and 2021.
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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s consolidated financial statements from the acquisition date (see Note 4).
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
Performance obligations are satisfied both at a point of time and over time. All revenue is recognized based on the satisfaction of the performance obligation to date (see Note 5).
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
The Private Warrants were originally identical to the Public Warrants, except that the Private Warrants (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date.
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants. See Note 12.
Research and Development Costs
Research and development expenses consist primarily of employee-related personnel expenses, fees paid to consultants and outside service providers, software and subscription services and allocations for rent and overhead. Research and development costs were $10,409 and $6,281 for the years ended December 31, 2022 and 2021, respectively.
Advertising
Advertising costs are expensed as incurred. Advertising costs were $2,046 and $1,887 for the years ended December 31, 2022 and 2021, respectively, which are included in selling, general and administrative expense on the Company's consolidated statements of operations and comprehensive loss.
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

	Year Ended December 31,
	2022	2021
Basic and Diluted net (loss) income per share computation:
Numerator for basic and diluted net loss per share:
Net (loss) income	$(20,221)	$1,756
Net loss attributable to common stockholders	$(20,221)	$(16,376)
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	52,998,563	41,040,637
Basic and diluted net (loss) income per share	$(0.38)	$0.04
Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(0.40)
The following table presents the outstanding shares of common stock equivalents that were excluded from the computation of the diluted net (loss) income per share attributable to common stock for the periods in which a net (loss) income is presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Potentially dilutive securities:
Common stock warrants	18,410,000	18,410,000
Earnout Shares	3,510,405	3,510,405
Unvested RSUs	7,225,194	660,448
Included in loss per common share are 3,885,059 and 4,515,739 shares of options due to their nominal exercise prices as of December 31, 2022 and 2021, respectively.
Segment Information
The Company reports in one segment, which focuses on providing additive manufacturing services to customers. The Company’s reportable segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Accounting Pronouncements Recently Adopted
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
Note 3. Short-term Investments
As of December 31, 2022, the Company's investment in short-term investments consisted of U.S. Treasury Securities classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of 3 months or less to be cash and cash equivalents and investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding gains or losses and fair value as of December 31, 2022 were as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value December 31, 2022
Classified as Cash and cash equivalents
U.S. Treasury Securities	$19,864	$73	$—	$19,937

Classified as short-term investments
U.S. Treasury Securities	$9,816	$33	$—	$9,849
Note 4. Business Acquisitions
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The fair value of the earnout consideration liability for the Linear acquisition was determined using a Monte Carlo simulation based on revenue performance for the 12 months ending December 31, 2022. The estimated fair value at acquisition was $2,900 and is included in accrued expenses and other liabilities within the consolidated balance sheet. As of December 31, 2022 the estimated fair value of the earnout consideration was $1,076. The earnout will be payable in cash and equity in April 2023. There is no earnout consideration for the MFG or MakerOS acquisitions.
The Company has accounted for the MFG and Linear acquisitions as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"), and the acquisition of Maker OS as an asset purchase. The net assets acquired in the acquisitions was $12,890 which includes $5,903 of net intangible assets and $4,451 of goodwill. The Company has allocated the purchase price based on preliminary estimates of fair value for the assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.
The Company has determined that the impact of these acquisitions was not material to its consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date and pro forma information are not required nor included herein.
Note 5. Revenue Recognition
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
Software revenue
The Company launched the first phase of its software offering under the brand "OTTO" in the fourth quarter of 2021. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. The Company expanded its software offering's customer base and feature set with the acquisition of MFG and MakerOS, both completed in April 2022. Software revenue for the year ended December 31, 2022 reflects the April 2022 acquisition of MFG.
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
The following table presents our revenues disaggregated by revenue discipline:

	Year Ended December 31,
	2022	2021
Major products and service lines:
Direct sales	$25,429	$25,554
Marketplace sales	5,932	7,772
Software	1,796	297
Total revenue	$33,157	$33,623
Timing of revenue recognition:
Products transferred at a point in time	$5,932	$7,772
Products and services transferred over time	27,225	25,851
Total revenue	$33,157	$33,623

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity for the years ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Balance at beginning of year	$921	$753
Deferred revenue recognized during year	(33,157)	(33,623)
Additions to deferred revenue during year	33,208	33,791
Total deferred revenue	$972	$921
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $921 of deferred revenue as of January 1, 2022 was recognized during the year ended December 31, 2022. The opening balance of accounts receivable as of January 1, 2021 was $185.
Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with Customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 6. Inventory
Components of inventory consisted of the following:

	December 31,
	2022	2021
Raw materials	$849	$735
Work-in-process	209	28
Finished goods	249	164
Total	$1,307	$927
Note 7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid operating expenses	$3,231	$396
Prepaid insurance	401	2,338
Prepaid expenses	1,384	680
Security deposits	175	—
VAT receivable	990	945
Other current assets	74	1
Total	$6,255	$4,360

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 8. Property and Equipment, net
Property and equipment consisted of the following:

	December 31,
	2022	2021
Machinery and equipment	$10,450	$6,996
Computers and IT equipment	1,138	957
Furniture and fixtures	81	49
Leasehold improvements	2,429	2,482
Vehicles	42	—
Assets to be placed in service	11,749	2,442
Property and equipment	25,889	12,926
Less: Accumulated depreciation	(10,262)	(8,538)
Property and equipment, net	$15,627	$4,388
For the years ended December 31, 2022 and 2021, depreciation expense totaled $1,009 and $593, respectively. Of these amounts, depreciation charged to cost of revenue was $866 and $460 for the years ended December 31, 2022 and 2021, respectively.
Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of December 31, 2022 and December 31, 2021 are as follows:

Goodwill
Balance at December 31, 2021	$1,835
Acquired goodwill	4,451
Balance at December 31, 2022	$6,286
The Company has no accumulated impairment losses on goodwill during the years ended December 31, 2022 and 2021.
Intangible assets consisted of the following as of December 31, 2022:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$3,086	$(206)	$2,880	10
Trade name	987	(66)	921	10
Acquired software platform	910	(61)	849	10
Customer lists	190	(42)	148	3
Noncompetition agreement	52	(17)	35	2
Favorable operating lease	699	(117)	582	4
Unfavorable operating lease	(21)	4	(17)	4
Total	$5903	$(505)	$5398

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company recognized $505 of amortization expense during the year ended December 31, 2022. There was no amortization expense recorded for the year ended December 31, 2021. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2022 will be as follows:

Amortization expense
2023	$757
2024	740
2025	689
2026	555
2027	498
Thereafter	2,159
Total	$5,398
Note 10. Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued compensation	$1,504	$814
Earnout consideration	1,076	—
Holdback payable	1,100	—
Accrued selling expenses	487	522
Taxes payable	339	328
Accrued acquisition of property and equipment	225	—
Other	1,219	981
Total	$5,950	$2,645
Note 11. Commitments and Contingencies
Leases
During the year ended December 31, 2022, the Company maintained five leases of facilities located in the United States and the Netherlands, as well as, one lease of office equipment, under operating leases. The Company previously leased a manufacturing facility in Long Island City, New York, which expired in January 2023. The Company did not renew its lease at the Long Island City facility, but now houses its production in the Livonia facility.
For the years ended December 31, 2022 and 2021, operating lease expense was $1,000 and $839, respectively. The Company also recorded sublease income of $255 during the year ended December 31, 2022 associated with the Company's sublease of its facility in Michigan. The company had no sublease income during the year ended December 31, 2021. The Company records sublease income within Other income on the consolidated statements of operations and comprehensive loss.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Right of use assets and lease liabilities for operating leases were recorded in the consolidated balance sheets as follows:

	December 31,
	2022	2021
Assets:
Right-of-use assets, net	$2,365	$842
Total lease assets	$2,365	$842
Liabilities:
Current liabilities:
Operating lease liabilities, current	$719	$639
Non-current liabilities:
Operating lease liabilities, net of current portion	1,715	326
Total lease liability	$2,434	$965
The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating leases was 3.06 years and the weighted-average incremental borrowing rate was 7.07% as of December 31, 2022.
Supplemental cash flow information related to the Company’s leases was as follows:

	Years Ended December 31,
	2022	2021
Operating cash flows from operating leases	$1,049	$928
Lease liabilities arising from obtaining right-of-use assets	$285	$—
As of December 31, 2022, future minimum lease payments required under operating leases are as follows:

2023	$872
2024	846
2025	782
2026	237
Total minimum lease payments	2,737
Less effects of discounting	(303)
Present value of future minimum lease payments	$2,434
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s consolidated financial position or results of operations as of and for the years ended December 31, 2022 and 2021.
Note 12. Stockholders’ Equity
The consolidated statements of changes in stockholders’ equity (deficit) reflects the Business Combination as of September 29, 2021 as defined in Note 1. As Legacy Shapeways was deemed the accounting acquirer in the Business Combination with Galileo, all periods prior to the Closing date reflect the balances and activity of Legacy Shapeways. The balances as of January 1, 2021 from the consolidated financial statements of Legacy Shapeways as of that date, share activity (convertible

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
preferred stock, common stock, additional paid in capital, accumulated deficit, and accumulated other comprehensive loss) and per share amounts were retroactively adjusted, where applicable, using the recapitalization conversion ratio of 0.8293 (the “Conversion Ratio”) established in the Merger.
Common Stock
Upon closing of the Business Combination, pursuant to the terms of the Certificate of Incorporation, the Company authorized 120,000,000 shares of Common Stock with a par value of $0.0001. The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and are entitled to receive dividends, as and if declared by the Board of Directors out of legally available funds.
The Company has issued and outstanding 49,445,174 and 48,627,739 shares of Common Stock as of December 31, 2022 and 2021, respectively.
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
The Company may redeem the Public Warrants as follows: in whole and not in part; at a price of $0.01 per warrant; at any time while the Public Warrants are exercisable, upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share, for any 20 days trading days within a 30 days-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30 days-day trading period referred to above and continuing each day thereafter until the date of redemption. Certain of these conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants.
As of December 31, 2022 and 2021, there were 18,410,000 and 15,295,612 Public Warrants outstanding, respectively. The following table provides a summary of the Public Warrants outstanding:

Public Warrants
Public Warrants prior to Merger	13,800,000
Transfers from private to public warrants during 2021	1,495,612
Balance as of December 31, 2021	15,295,612
Transfers from private to public warrants during 2022	3,114,388
Balance as of December 31, 2022	18,410,000
Note 13. Stock-Based Compensation
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
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Equity Inventive Plan (the “2021 Plan”) (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s common stock reaching certain

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC 718. The Company did not grant any additional Earn-Out RSUs during the year ended December 31, 2022.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s common stock under the 2010 Plan at an average exercise price of $0.62 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. On the first day of each calendar year, beginning on January 1, 2022 and continuing until (and including) January 1, 2031, the number of shares available under the 2021 Plan will automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (b) a number of shares of our common stock determined by the Company’s Board of Directors. As of December 31, 2022, 10,052,787 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2021 Plan. As of December 31, 2022, 4,339,724 shares remain available for issuance under the 2021 Plan.
2022 New Employee Equity Incentive Plan
In September 2022, the Company adopted the 2022 New Employee Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the granting of restricted stock awards, stock options and other share-based rewards to individuals who were not previously employees of the Company, as an inducement material to the individual's entry into employment with the Company within the meaning of Listing Rule 303A.08 of the New York Stock Exchange ("NYSE"). The 2022 Plan was adopted by the Board of Directors without stockholder approval pursuant to NYSE Listing Rule 303A.08. As of December 31, 2022, 5,000,000 shares of common stock are authorized for issuance pursuant to awards under the 2022 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2022 Plan. As of December 31, 2022, 3,207,043 shares remain available for issuance under the 2022 Plan.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were no stock options granted during the year ended December 31, 2022. The weighted-average grant-date fair value per stock option granted during the year ended December 31, 2021 was $0.17. The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2021 were as follows:

Assumptions
Strike price	$0.17
Expected term (in years)	5.55 - 6.05
Expected volatility	57.09% - 57.81%
Risk-free interest rate	0.50% - 0.57%
Dividend yield	—%
The following table summarizes the Company’s stock option activity for the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,806,387	$0.63	6.57
Granted	—	—
Forfeited	(139,230)	0.60
Exercised	(687,624)	0.50
Outstanding at December 31, 2022	3,979,533	$0.65	5.67	$376
Exercisable at December 31, 2022	3,885,059	$0.65	5.63	$365
The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $740 and $9,450, respectively. The intrinsic value of options exercised during each year is calculated as the difference between the market value of the Company's stock price at the time of exercise and the exercise price of the stock option. As of December 31, 2022, approximately $33 of unrecognized stock compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 0.98 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2022	660,448	$3.80
Granted	7,369,406	1.43
Forfeited	(934,196)	1.71
Settled	(131,542)	2.34
Outstanding at December 31, 2022	6,964,116	$1.51	$4,335
The total fair value of restricted stock unit awards vested during the years ended December 31, 2022 and 2021 was $2,121 and $1,610.
Total unrecognized stock compensation expense related to outstanding restricted stock unit awards was approximately $9,076 as of December 31, 2022 and is expected to be recognized over the weighted average period of 3.27 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of December 31, 2022, 1,381,998 shares of common stock are available for purchase under the ESPP. As of December 31, 2022, no shares have been purchased under the ESPP.
Note 14. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services is estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2022	2021
Assets:
Marketable securities - U.S. Treasury Securities	2	$29,680	$—

Liabilities:
Warrant liabilities	3	$—	$2,274
Earnout liability	3	$1,076	$—
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
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants.
The Private Warrants and Sponsor Warrants were identical to the Public Warrants except that the Private Warrants and Sponsor Warrants (i) were not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. If the Private Warrants or Sponsor Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants or Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Upon the transfer of a Private Warrant or Sponsor Warrant to a party other than an initial purchaser or any of its

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
permitted transferees, the Private Warrants or Sponsor Warrants become Public Warrants and the fair market value of the Private Warrants at the date of the transfer is reclassified to equity.
The Private Warrants and Sponsor Warrants were not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument was not an input into the pricing of a fixed-for-fixed option on equity shares. The Company classified the Private Warrants and Sponsor Warrants as derivative liabilities in its consolidated balance sheet as of December 31, 2022.
The Company utilized a Binomial Lattice model approach to value the Private Warrants and Sponsor Warrants at each reporting period with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common stock based on historical volatility that matched the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.
There was no warrant liability balance as of December 31, 2022. The significant unobservable inputs used in the Binomial Lattice Model to measure the warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 were as follows:

Stock price on valuation date	$3.71
Exercise price per share	$11.50
Expected life	4.75 years
Volatility	56.4%
Risk-free rate	1.2%
Dividend yield	—%
Fair value per warrant	$0.73
The following table provides a summary of changes in the Company's warrant liabilities that are classified as Level 3 financial instruments measured at fair value on a recurring basis:

	December 31,
	2022	2021
Balance at beginning of year	$2,274	$—
Additions pursuant to Merger	—	11,865
Transfer of Private Warrants to Public Warrants	(690)	(1,485)
Change in fair value	(1,584)	(8,106)
Balance at end of year	$—	$2,274
For the years ended December 31, 2022 and 2021, the Company recognized income resulting from a change in the fair value of warrant liabilities of $1,584 and $8,106, respectively.
There were no private warrants outstanding as of December 31, 2022. Private warrants outstanding as of December 31, 2021 were 3,114,388.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Earnout Liability
The following table provides a summary of the change in the balance of the earnout liability associated with the acquisition of Linear which is included within the other current liabilities within the balance sheet (See Note 4 for information on the acquisition of Linear):

Earnout Liability
Balance at December 31, 2021	$—
Recognition of Linear earnout liability	2,900
Change in fair value	(1,824)
Balance at December 31, 2022	$1,076
For the year ended December 31, 2022, the Company recognized income resulting from a change in the fair value of the earnout liability of $1,824.
Fair Value on a Non-Recurring Basis
At the Closing, there were 3,510,405 shares of common stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of common stock reaching targets of $14.00 and $16.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways stockholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the common stock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of December 31, 2022, there were 3,510,405 Earnout Shares unvested and remaining subject to the Earnout Terms.
Note 15. Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021
Income tax provision:
Current
Non-US	$5	$(71)
Federal	(1)	—
State	—	—
Deferred
Non-US	—	—
Federal	23	—
State	4	—
Provision for income taxes	$31	$(71)

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
A reconciliation of the income tax expense calculated using the applicable federal statutory rate to the Company’s actual income tax expense is as follows:

	December 31,
	2022	2021
Federal statutory income tax rate	21.00%	21.00%
State and local income taxes, net of federal benefit	3.48%	(9.65)%
Nondeductible expenses	(0.10)%	0.53%
Other	(0.03)%	—%
Loan forgiveness	—%	(11.53)%
Warrant liabilities	1.65%	(55.32)%
Stock-based compensation	(0.01)%	(25.33)%
Change in state tax rates	1.74%	6.07%
Change in valuation allowance	(26.83)%	73.68%
True-up adjustments	(1.06)%	(1.67)%
Foreign rate differential	(0.01)%	0.28%
	(0.17)%	(1.94)%
Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and tax liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Intangible assets and goodwill	$15	$—
Sec. 174 research and development costs	2,159	—
Accrued expense	112	64
Sec. 263(a)	17	17
Stock compensation	1,157	477
ASC 842 – Operating lease liabilities	565	29
Property and equipment	216	194
Net operating losses	27,036	24,291
Earnout consideration	261
Tax credits	893	893
Acquisition costs	90	—
Other	251	6
Less: valuation allowance	(32,196)	(25,971)
Total deferred tax assets	576	—

Deferred tax liabilities:
Intangible assets and goodwill	$(28)	$—
Property equipment	(25)	—
ASC 842 Right-of-use assets	(550)	—
Total deferred tax liabilities	(603)	—
Net deferred tax liabilities	$(27)	$—

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The valuation allowance for deferred tax assets increased by $6,225 to $32,196 in 2022. In determining the carrying value of our deferred tax assets, the Company evaluated all available evidence that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, it will be able to use the NOLs to offset taxes due at that time.
As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $110,791, $71,122 of which, if not utilized, expire by 2038. Federal net operating loss carryforwards totaling approximately $39,669 can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $115,099, with varying expiration dates as determined by each state; some of which may be indefinite lived. Internal Revenue Code of 1986 Section 382 (“Section 382”) and Section 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change of ownership. These carryforwards are not subject to limitation by Section 382 and are all expected to be available to offset future U.S. taxable income.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law. The CARES Act includes several significant business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOLs") and allows businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspends the excess business loss rules, accelerates refunds of previously generated corporate alternative minimum tax credits, generally loosens the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The provisions of the CARES Act did not have a significant impact on the Company’s income tax provision, taxes payable, or deferred tax accounts as of December 31, 2022.
Note 16. Significant Concentrations
One customer accounted for approximately 20% and 23% of revenue for the years ended December 31, 2022 and 2021, respectively. No other customers represented more than 10% of revenue for the years ended December 31, 2022 and 2021.
As of December 31, 2022, two customers accounted for approximately 17% and 16% of accounts receivable. As of December 31, 2021, two customers accounted for approximately 32% and 25% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of December 31, 2022 and 2021.
As of December 31, 2022, one vendor represented 10% of accounts payable. As of December 31, 2021, two vendors accounted for approximately 18%, and 11% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of December 31, 2022 and 2021.
Note 17. Subsequent Events
The Company has evaluated all known subsequent events through March 30, 2023, which is the date these consolidated financial statements were issued, and has determined that no subsequent events have occurred requiring recognition or disclosure in these consolidated financial statements.