Form 10-Q
period 2023-03-31
Shapeways Holdings, Inc.
filed 2023-05-15
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
12163 Globe St,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023 the registrant had 50,861,075 shares of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,817	$30,630
Restricted cash	140	139
Short-term investments	19,733	9,816
Accounts receivable	2,250	1,606
Inventory	1,406	1,307
Prepaid expenses and other current assets	6,562	6,255
Total current assets	42,908	49,753
Property and equipment, net	16,492	15,627
Operating lease, right-of-use assets, net	2,159	2,365
Goodwill	6,286	6,286
Intangible assets, net	5,209	5,398
Security deposits	99	99
Total assets	$73,153	$79,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,505	$2,354
Accrued expenses and other liabilities	6,296	5,950
Operating lease liabilities, current	708	719
Finance lease liability, current	49	—
Other financing obligations, current	37	—
Deferred revenue	1,061	972
Total current liabilities	9,656	9,995
Operating lease liabilities, net of current portion	1,534	1,715
Deferred tax liabilities, net	45	27
Finance lease liability, noncurrent	227	—
Other financing obligations	459	—
Total liabilities	11,921	11,737
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 49,609,167 and 49,445,174 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	5	5
Additional paid-in capital	202,167	201,362
Accumulated deficit	(140,435)	(133,032)
Accumulated other comprehensive loss	(505)	(544)
Total stockholders’ equity	61,232	67,791
Total liabilities and stockholders’ equity	$73,153	$79,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue, net	$8,199	$7,570
Cost of revenue	4,917	4,161
Gross profit	3,282	3,409
Operating expenses
Selling, general and administrative	8,481	6,145
Research and development	2,526	2,065
Total operating expenses	11,007	8,210
Loss from operations	(7,725)	(4,801)
Other income (expense)
Interest income	319	1
Interest expense	(21)	—
Other income	114	1
Loss on disposal of assets	(72)	—
Change in fair value of warrant liabilities	—	762
Total other income (expense), net	340	764
Loss before income tax expense	(7,385)	(4,037)
Income tax expense	18	—
Net loss	(7,403)	(4,037)
Net loss per share:
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)
Weighted average common shares outstanding:
Basic	53,410,652	53,142,447
Diluted	53,410,652	53,142,447
Other comprehensive income (loss)
Foreign currency translation adjustment	39	(52)
Comprehensive loss	$(7,364)	$(4,089)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock
Three Months Ended March 31, 2023	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2023	49,445,174	$5	$201,362	$(133,032)	$(544)	$67,791
Issuance of Legacy Shapeways common stock upon exercise of stock options	164,052	—	—	—	—	—
Cancellation of restricted stock	(59)	—	—	—	—	—
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	(7,403)	—	(7,403)
Foreign currency translation	—	—	—	—	39	39
Balance at March 31, 2023	49,609,167	$5	$202,167	$(140,435)	$(505)	$61,232

	Common Stock
Three Months Ended March 31, 2022	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2022	48,627,739	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of Legacy Shapeways common stock upon exercise of stock options	217,967	—	99	—	—	99
Stock-based compensation expense	—	—	312	—	—	312
Net loss	—	—	—	(4,037)	—	(4,037)
Transfer of Private Warrants to Public Warrants	—	—	382	—	—	382
Foreign currency translation	—	—	—	—	(52)	(52)
Balance at March 31, 2022	48,845,706	$5	$198,972	$(116,848)	$(421)	$81,708
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,403)	$(4,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	182
Loss on disposal of assets	72	—
Stock-based compensation expense	805	312
Non-cash lease expense	252	131
Deferred income taxes	18	—
Net change in interest receivable on short-term investments	37	—
Change in fair value of warrant liabilities	—	(762)
Change in operating assets and liabilities:
Accounts receivable	(643)	(134)
Inventory	(94)	24
Prepaid expenses and other assets	(473)	(2,567)
Accounts payable	(698)	(193)
Accrued expenses and other liabilities	334	851
Operating lease liabilities	(243)	(154)
Deferred revenue	89	(406)
Net cash used in operating activities	(7,505)	(6,753)
Cash flows from investing activities:
Purchases of property and equipment	(1,032)	(8,258)
Purchase of short-term investments	(9,769)	—
Net cash used in investing activities	(10,801)	(8,258)
Cash flows from financing activities:
Proceeds received from other finance obligations	493	—
Principal payments on finance leases	(8)	—
Payments on other finance obligations	(5)	—
Proceeds from issuance of common stock	—	99
Net cash provided by financing activities	480	99
Net change in cash and cash equivalents and restricted cash	(17,826)	(14,912)
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	14	(74)
Cash and cash equivalents and restricted cash at beginning of period	30,769	79,819
Cash and cash equivalents and restricted cash at end of period	$12,957	$64,833
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$21	$—
Purchase of property and equipment included in accounts payable	$79	$—
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
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over 1 million customers in over 180 countries, from inception through March 31, 2023.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the instruction to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways, Shapeways BV and Linear. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated interim financial statements should be read along with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 30, 2023 (the “Annual Report”).
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Functional Currency
The Euro is the functional currency for Shapeways BV’s operations outside the United States. Assets and liabilities of these operations are translated into U.S. Dollars at the exchange rate in effect at the end of each period. Income statement accounts are translated at the average exchange rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions are included in net loss for the period.
Cash, Cash Equivalents and Restricted Cash
Cash includes cash on hand and demand deposits and highly liquid securities with original maturities at the date of acquisition of ninety days or less. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, the Company believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts. Restricted cash represents cash required to be held as collateral for the Company’s credit cards and security deposit for its facility in the Netherlands. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable condensed consolidated balance sheets that sum to the total of the same such amount shown in the condensed consolidated statements of cash flows is as follows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$12,817	$64,692
Restricted cash	140	141
	$12,957	$64,833
Short-term investments
The Company invests its excess cash in fixed income instruments including U.S. treasury securities with a maturity of six months or less. The Company has the means and intends to hold all investments to maturity, and as such, its investments are classified as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at March 31, 2023 and December 31, 2022.
Inventory
Inventory consists of raw materials, work in progress and finished goods at the Company’s distribution centers. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in progress are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of March 31, 2023 and December 31, 2022, the Company determined an allowance was not deemed necessary.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the three months ended March 31, 2023 and 2022. Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

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
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. No impairment charges were recorded for the three months ended March 31, 2023 and 2022.
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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s condensed consolidated financial statements from the acquisition date (see Note 4).
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
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as operating lease right-of-use assets, net and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the Company’s condensed consolidated balance sheets. Finance lease right-of-use assets are presented within property and equipment, net and the corresponding finance lease liabilities are included in finance lease liability, current and finance lease liability, noncurrent on the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and finance lease right-of-use assets, (collectively "ROU assets") represent the Company’s right to use an underlying asset and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities.
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
Common Stock Warrant Liabilities
The Company evaluates its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). The Private Warrants (as defined in Note 13) previously met the definition of a derivative under ASC

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
815, and the Company recorded these warrants as liabilities on the condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations and comprehensive loss at each reporting date.
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants (as defined in Note 13). The Company has therefore concluded that as of March 31, 2023 and December 31, 2022, all its warrants met the criteria to be classified in stockholders' equity.
Research and Development Costs
Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended March 31, 2023 and 2022, research and development costs were $2,526 and $2,065, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended March 31, 2023 and 2022, advertising costs were $341 and $558, respectively. Advertising costs are included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.
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
In applying the estimated annual effective tax rate approach prescribed under ASC 740, Income Taxes, and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three months ended March 31, 2023 and 2022 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during the three months ended March 31, 2023 and 2022 is zero. The Company’s effective tax rate of (0.25)% and zero percent for the three months ended March 31, 2023 and 2022, respectively, differs from the applicable statutory tax rate primarily due to the fact

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
that the Company maintains a full valuation allowance against its U.S. deferred tax assets as a result of its historical and current period losses.
Net loss per Share
In accordance with the provisions of ASC 260, Earnings Per Share, net loss per common share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. Basic net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt and convertible securities, using the if-converted method. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted net loss per share calculation since the effect would be anti-dilutive. A reconciliation of net loss and number of shares used in computing basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2023	2022
Basic and Diluted net loss per share computation:
Numerator for basic and diluted net loss per share:
Net loss	$(7,403)	$(4,037)
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	53,410,652	53,142,447
Basic and diluted net loss per share	$(0.14)	$(0.08)
The following table presents the outstanding shares of common stock equivalents that were excluded from the computation of the diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Common stock warrants	18,410,000	18,410,000
Earnout Shares	3,510,405	3,510,405
Unvested RSUs	6,253,772	3,268,105
Included in net loss per share are 3,899,158 and 4,339,216 shares subject to options due to their nominal exercise prices as of March 31, 2023 and 2022, respectively.
Segment Information
The Company operates and reports in one segment, which focuses on providing additive manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer. The Company is continually evaluating its operating and reporting segments as it integrates the acquisitions discussed in Note 4, Business Acquisitions.
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
In June 2016, the FASB issued ASU 2016-13, Accounting for Credit Losses (Topic 326), which requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company has determined that there will be no material impact on its condensed consolidated financial statements due to adoption of this standard.
Note 3. Short-term Investments
As of March 31, 2023, the Company's short-term investments consisted of U.S. Treasury Securities classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of 3 months or less to be cash and cash equivalents and investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding gains or losses and fair value as of March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value March 31, 2023
Classified as Cash and cash equivalents
U.S. Treasury Securities	$4,962	$18	$—	$4,980

Classified as short-term investments
U.S. Treasury Securities	$19,733	$67	$—	$19,800

December 31, 2022
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value December 31, 2022
Classified as Cash and cash equivalents
U.S. Treasury Securities	$19,864	$73	$—	$19,937

Classified as short-term investments
U.S. Treasury Securities	$9,816	$33	$—	$9,849
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

The holdback consideration represents the portion of the purchase price to be paid within 12 months from the respective closing dates, subject to reduction for certain indemnifications and other potential obligations of the acquired businesses. The fair value of the earnout consideration liability for the Linear acquisition was determined using a Monte Carlo simulation based on Linear's revenue performance for the 12 months ending December 31, 2022. The estimated fair value at acquisition was $2,900. During 2022, the Company recognized a non-cash gain of $1,824 as a result of the actual revenue performance of Linear for the 12 months ended December 31, 2022. As of March 31, 2023 the estimated fair value of the earnout consideration was $1,076 and is included in accrued expenses and other liabilities within the unaudited condensed consolidated balance sheet. The earnout was paid in cash and equity in April 2023. There is no earnout consideration for the MFG or MakerOS acquisitions.
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
Software revenue
The Company launched the first phase of its software offering under the brand "OTTO" in the fourth quarter of 2021. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. The Company expanded its software offering's customer base and feature set with the acquisition of MFG and MakerOS, both completed in April 2022. Software revenue for the three months ended March 31, 2023 reflects the April 2022 acquisition of MFG.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The following table presents the Company's revenue disaggregated by revenue discipline:

	Three Months Ended March 31,
	2023	2022
Major products and service lines:
Direct sales	$6,052	$5,674
Marketplace sales	1,488	1,825
Software	659	71
Total revenue	$8,199	$7,570
Timing of revenue recognition:
Products transferred at a point in time	$1,488	$1,825
Products and services transferred over time	6,711	5,745
Total revenue	$8,199	$7,570
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity consisted of the following:

	March 31, 2023	December 31, 2022
Balance at beginning of the period	$972	$921
Deferred revenue recognized during period	(8,199)	(33,157)
Additions to deferred revenue during period	8,288	33,208
Total deferred revenue	$1,061	$972
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $972 of deferred revenue as of January 1, 2023 was recognized during the three months ended March 31, 2023. The opening balance of accounts receivable as of January 1, 2022 was $1,372.
Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with Customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 6. Inventory
Components of inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$1,189	$849
Work-in-process	91	209
Finished goods	126	249
Total	$1,406	$1,307

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid service expenses	$3,203	$3,231
Prepaid expenses	1,693	1,384
VAT receivable	1,116	990
Prepaid insurance	349	401
Security deposits	175	175
Other current assets	26	74
Total	$6,562	$6,255
Note 8. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	$10,850	$10,450
Computers and IT equipment	1,144	1,138
Leasehold improvements	882	2,429
Furniture and fixtures	82	81
Vehicles	42	42
Assets to be placed in service	12,594	11,749
Property and equipment	25,594	25,889
Less: Accumulated depreciation	(9,102)	(10,262)
Property and equipment, net	$16,492	$15,627
For the three months ended March 31, 2023 and 2022, depreciation expense totaled $253 and $182, respectively. Of these amounts, depreciation charged to cost of revenue was $228 and $150 for the three months ended March 31, 2023 and 2022, respectively.
Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Balance, beginning of period	$6,286	$1,835
Acquired goodwill	—	4,451
Balance, end of period	$6,286	$6,286
The Company had no accumulated impairment losses on goodwill during the three months ended March 31, 2023 and 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Intangible assets consisted of the following as of March 31, 2023:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$3,086	$(283)	$2,803	10
Trade name	987	(91)	896	10
Acquired software platform	910	(83)	827	10
Customer lists	190	(58)	132	3
Noncompete agreement	52	(24)	28	2
Favorable operating lease	699	(160)	539	4
Unfavorable operating lease	(21)	5	(16)	4
Total intangible assets, net	$5,903	$(694)	$5,209
Intangible assets consisted of the following as of December 31, 2022:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$3,086	$(206)	$2,880	10
Trade name	987	(66)	921	10
Acquired software platform	910	(61)	849	10
Customer lists	190	(42)	148	3
Noncompete agreement	52	(17)	35	2
Favorable operating lease	699	(117)	582	4
Unfavorable operating lease	(21)	4	(17)	4
Total intangible assets, net	$5,903	$(505)	$5,398
The Company recognized $189 of amortization expense during the three months ended March 31, 2023. There was no amortization expense recorded during the three months ended March 31, 2022. The Company estimates the future aggregate amortization expense related to its intangible assets as of March 31, 2023 will be as follows:

Amortization expense
Remainder of 2023	$568
2024	740
2025	689
2026	555
2027	498
Thereafter	2,159
Total	$5,209

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued compensation	$1,534	$1,504
Earnout consideration	1,076	1,076
Holdback consideration	800	1,100
Accrued selling expenses	670	487
Taxes payable	573	339
Accrued acquisition of property and equipment	79	225
Other	1,564	1,219
Total	$6,296	$5,950
Note 11. Commitments and Contingencies
Leases
During the three months ended March 31, 2023, the Company maintained five leases of facilities located in the United States and the Netherlands, as well as one lease of equipment classified as a finance lease. In addition, the Company has two failed sale-leaseback transactions that have been recorded as finance obligations within its condensed consolidated balance sheets. See Note 12 for additional information.
The table below presents certain information related to the Company’s lease costs:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$252	$142
Finance lease expense	8	—
Interest expense on finance lease liabilities	4	—
Total lease cost	$264	$142
The Company recorded sublease income of $102 during the three months ended March 31, 2023, associated with the Company's sublease of its facility in Michigan. The Company had no sublease income during the three months ended March 31, 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$2,159	$2,365
Finance lease right-of-use assets, net	275	—
Total lease assets	$2,434	$2,365
Liabilities:
Current liabilities:
Operating lease liabilities, current	$708	$719
Finance lease liability, current	49	—
Non-current liabilities:
Operating lease liabilities, net of current portion	1,534	1,715
Finance lease liability, net of current portion	227	—
Total lease liability	$2,518	$2,434
The Company’s lease agreements do not state an implicit borrowing rate, therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating and finance leases was 2.88 years and 4.83 years, respectively and the weighted-average incremental borrowing rate for operating and finance leases was 7.11% and 8.06% as of March 31, 2023.
Supplemental cash flow information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2023	2022
Operating cash flows from operating leases	$243	$167
Financing cash flows from finance leases	8	—
Lease liabilities arising from obtaining right-of-use assets	284	—
As of March 31, 2023, future minimum lease payments required under operating and finance leases are as follows:

	Operating Leases	Finance Leases
Rest of 2023	$632	$52
2024	848	69
2025	781	69
2026	237	69
2027	—	69
Thereafter	—	6
Total minimum lease payments	2,498	334
Less effects of discounting	(256)	(58)
Present value of future minimum lease payments	$2,242	$276

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Desktop Metal
On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. As of March 31, 2023, the Company had paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and the Company's ability to take delivery of any such equipment, materials and services. The Company has no further obligations under the MOU.
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022.
Note 12. Financing Obligations
During February and March 2023, the Company entered into two lease transactions with Rabo Lease BV (“Rabo”), whereby it sold equipment to Rabo and leased back the equipment for an initial term of four years. The Company concluded that the lease arrangements would be classified as a lease financing obligation as it has the option to repurchase the assets at a fixed price at the end of the term. Therefore, the transactions were each deemed a failed sale-leaseback and were accounted for as a financing obligation. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing obligation. The assets under failed sale-leaseback transactions are included within property and equipment, net on the Company's condensed consolidated balance sheets and the proceeds from the transactions are recorded as a financing obligation.
The weighted average interest rate of 20.5% was used to impute interest on the failed sale-leaseback transactions. Interest expense recognized for the three months ended March 31, 2023 was $16.
As of March 31, 2023, future financing obligation payments are as follows:

Finance Obligations
Rest of 2023	$101
2024	135
2025	135
2026	135
2027	13
Total payments	519
Less: imputed interest	(325)
Financing obligation at end of term	302
Total financing obligations	$496

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 13. Stockholders’ Equity
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
The Company has issued and outstanding 49,609,167 and 49,445,174 shares of Common Stock as of March 31, 2023 and December 31, 2022, respectively.
Public Warrants
Prior to the Merger, the Company had outstanding 13,800,000 warrants entitling the holder to purchase one share of common stock of the Company at an exercise price of $11.50 per share (the "Public Warrants"). The Public Warrants became exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.
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
The Company had outstanding 4,110,000 private warrants that were issued upon the consummation of the initial public offering of Galileo (the "Private Warrants"). Additionally, at the Closing, a lender holding a convertible note issued by the Company with an aggregate principal amount of $500 converted the note into 500,000 sponsor warrants exercisable for common stock at a purchase price of $1.00 per warrant (the "Sponsor Warrants"), with terms equivalent to the Private Warrants. The Sponsor Warrants are no longer held by the initial purchaser or any of its permitted transferees, and therefore have terms equivalent to the Public Warrants. In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants.
There were 18,410,000 warrants outstanding as of March 31, 2023 and December 31, 2022.
Note 14. Stock-Based Compensation
2010 Stock Plan
Prior to the Business Combination, Legacy Shapeways maintained its 2010 Stock Plan (the “2010 Plan”), under which Legacy Shapeways granted statutory and non-statutory stock to employees, outside directors and consultants. The maximum number of shares of common stock that was issuable under the 2010 Plan was 16,942,546 shares.
In connection with the Business Combination, each Legacy Shapeways stock option that was outstanding immediately prior to Closing, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product of (i) the number of shares of Legacy Shapeways common stock subject to such Legacy Shapeways option immediately prior to the Business Combination and (ii) 90% of the

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
recapitalization conversion ratio of 0.8293 established in the Merger (the "Conversion Ratio"), at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Shapeways option immediately prior to the consummation of the Business Combination, divided by (B) 90% of the Conversion Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shapeways option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s common stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC 718. The Company did not grant any additional Earn-Out RSUs during the three months ended March 31, 2023.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 4,901,207 shares of the Company’s common stock under the 2010 Plan at an average exercise price of $0.62 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. On the first day of each calendar year, beginning on January 1, 2022 and continuing until (and including) January 1, 2031, the number of shares available under the 2021 Plan will automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (b) a number of shares of our common stock determined by the Company’s Board of Directors. As of March 31, 2023, 12,525,045 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2021 Plan. As of March 31, 2023, 7,344,600 shares remain available for issuance under the 2021 Plan.
2022 New Employee Equity Incentive Plan
In September 2022, the Company adopted the 2022 New Employee Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the granting of restricted stock awards, stock options and other share-based rewards to individuals who were not previously employees of the Company, as an inducement material to the individual's entry into employment with the Company within the meaning of Listing Rule 303A.08 of the New York Stock Exchange ("NYSE"). The 2022 Plan was adopted by the Board of Directors without stockholder approval pursuant to NYSE Listing Rule 303A.08. As of March 31, 2023, 5,000,000 shares of common stock are authorized for issuance pursuant to awards under the 2022 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2022 Plan. As of March 31, 2023, 3,221,329 shares remain available for issuance under the 2022 Plan.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Option Awards
The Company accounts for share-based payments pursuant to ASC 718 and, accordingly, the Company records stock compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. Due to its limited trading history, the Company lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were no stock options granted during three months ended March 31, 2023 and 2022.
The following table summarizes the Company’s stock option activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	3,979,533	$0.65	5.67
Granted	—	$—
Forfeited	(18,252)	$0.49
Exercised	(250)	$0.47
Outstanding at March 31, 2023	3,961,031	$0.63	4.37	$—
Exercisable at March 31, 2023	3,899,158	$0.65	4.34	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. As of March 31, 2023, approximately $20 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 0.77 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	6,964,116	$1.51
Granted	87,215	$0.57
Forfeited	(633,757)	$0.94
Settled	(163,802)	$3.18
Outstanding at March 31, 2023	6,253,772	$1.55	$2,146
The total fair value of restricted stock unit awards settled during the three months ended March 31, 2023 was $521.
Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $8,277 as of March 31, 2023 and is expected to be recognized over the weighted average period of 3.04 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of March 31, 2023, 1,381,998 shares of common stock are available for purchase under the ESPP. As of March 31, 2023, the Company had not launched the ESPP and thus no shares have been purchased under the ESPP.
Note 15. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023 and December 31, 2022. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services is estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities - U.S Treasury Securities	2	$24,695	$29,680

Liabilities:
Earnout liability	3	$1,076	$1,076
Earnout Liability
There was no change in the fair value of the earnout liability during the three months ended March 31, 2023.
Warrant Liabilities
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants.
As a result of these letter agreements, there was no change in fair value of warrant liabilities recognized for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recognized income resulting from a change in the fair value of warrant liabilities of $762.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Fair Value on a Non-Recurring Basis
At the Closing, there were 3,510,405 shares of common stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of common stock reaching targets of $14.00 and $16.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways stockholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the common stock at Closing ($7.70), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of March 31, 2023, there were 3,510,405 Earnout Shares unvested and remaining subject to the Earnout Terms.
Note 16. Significant Concentrations
One customer accounted for approximately 19% and 22% of revenue for the three months ended March 31, 2023 and 2022, respectively. No other customers represented more than 10% of revenue for the three months ended March 31, 2023 and 2022.
No vendor accounted for more than 10% of purchases for the three months ended March 31, 2023. One vendor accounted for 63% of purchases for the three months ended March 31, 2022.
As of March 31, 2023, two customers accounted for approximately 30% and 18% of accounts receivable. As of December 31, 2022, two customers accounted for approximately 17% and 16% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of March 31, 2023 and December 31, 2022.
As of March 31, 2023, one vendor accounted for approximately 10% of accounts payable. As of December 31, 2022, one vendor accounted for approximately 10% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of March 31, 2023 and December 31, 2022.
Note 17. Subsequent Events
The Company has evaluated all known subsequent events through May 15, 2023, which is the date these condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition and changes in financial condition. You should read the following discussion and analysis of financial condition and results of operations together with the accompanying unaudited condensed consolidated financial statements and the related notes to those statements of Shapeways included in this Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 which is contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from those anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations.
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
Raw Material, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, energy costs, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the COVID-19 pandemic, the Russian invasion of Ukraine, geopolitical tensions between the Unites States and China and other supply and labor disruptions along with continuing inflationary factors could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.

Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” During the three months ended March 31, 2023 and 2022, approximately 74% and 75% of our revenue was designated as Direct Sales, respectively. This revenue is recognized upon shipment of the manufactured product to the customer. Additionally, Direct Sales for the three months ended March 31, 2023 reflects the revenue from the acquisition of Linear AMS ("Linear") in May 2022.
During the three months ended March 31, 2023 and 2022, approximately 18% and 24% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website. Sales through this channel are subject to our regular manufacturing fees plus a 3.5% fee on any price markup the customer includes on their product.
Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software since this product offering has been limited to only design partners as we developed the complete product offering. We launched the first phase of this offering more broadly under the brand OTTO in the fourth quarter of 2021 and expect to roll out additional phases of our software offering over the next several years. This phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. Additionally, software revenue for the three months ended March 31, 2023 reflects the revenue from the April 2022 acquisition of MFG.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities is a non-cash gain or loss impacted by the fair value of the Private Warrants assumed pursuant to the Merger (as defined in Note 1 to our condensed consolidated financial statements included elsewhere in this Report). In December 2022, we entered into letter agreements with the holders of the Private Warrants, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants. As a result, we do not expect to report changes in fair value of warrant liabilities going forward.
Interest Expense
Interest expense consists primarily of interest expense associated with our finance lease and other finance obligations.
Interest Income
Interest income primarily consists of interest earned on our investments in marketable securities.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$8,199	$7,570	$629	8%
Revenue for the three months ended March 31, 2023 and 2022 was $8.2 million and $7.6 million, respectively, representing an increase of $0.6 million, or 8% from the prior year period. Excluding the revenue from our acquisitions of Linear and MFG, revenue decreased 14%. The decrease was primarily due to a 14% decrease in customer count while average revenue per customer remained consistent.
Cost of Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of Revenue	$4,917	$4,161	$756	18%
Cost of revenue for the three months ended March 31, 2023 and 2022 was $4.9 million and $4.2 million, respectively, representing an increase of $0.8 million, or 18%. The increase in cost of revenue was primarily due to a 3% increase related to investment in new technologies, a more varied product mix, including additional product offerings as a result of acquisitions, and a 15% combined increase in costs of materials, labor and overhead expenses.
Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Gross Profit	3,282	3,409	$(127)	(4)%
Gross profit for each of the three months ended March 31, 2023 and 2022 was $3.3 million and $3.4 million, respectively, representing a decrease of $0.1 million, or 4%. The decrease in gross profit was driven by the increase in cost of revenue due to a more varied product mix and inflationary impacts, partially offset by an increase in revenue.

	Three Months Ended March 31,		Change
	2023	2022	Points	%
Gross Margin	40%	45%	(5)	(11)%

Selling, General and Administrative
SG&A expenses for the three months ended March 31, 2023 and 2022 were $8.5 million and $6.1 million, respectively, representing an increase of $2.4 million, or 39%. The increase in SG&A expenses primarily resulted from increases to personnel cost, amortization expense related to the intangibles acquired as part of the acquisitions of Linear, MFG and MakerOS, audit and restructuring costs related to our move out of the Long Island City facility and consolidation of our U.S. manufacturing capabilities in Livonia, Michigan.
Research and Development
Research and development expenses for the three months ended March 31, 2023 and 2022 were $2.5 million and $2.1 million, respectively, representing an increase of $0.5 million, or 22%. The increase in research and development expenses was primarily due to an increase in personnel cost.

Change in Fair Value of Warrant Liabilities
There was no change in fair value of the warrant liabilities for the three months ended March 31, 2023 and a gain of $0.8 million for the three months ended March 31, 2022.The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.
Interest Expense
We recorded an insignificant amount of interest expense for the three months ended March 31, 2023. There was no interest expense recorded for the three months ended March 31, 2022.
Interest Income
Interest income for the three months ended March 31, 2023 was $0.3 million which related to interest earned on our investments in short-term marketable securities. Interest income for the three months ended March 31, 2022 was insignificant.
Other Income
Other income for the three months ended March 31, 2023 was $0.1 million which related to rental income associated with our sublease of our facility in Michigan. Other income for the three months ended March 31, 2022 was insignificant.
Loss on disposal of assets
Loss on disposal of assets for the three months ended March 31, 2023 was $0.1 million which was primarily related to disposal of assets in connection with our move from our previously leased facility in Long Island City, New York.
Income Taxes
We recorded an insignificant amount of income tax expense for the three months ended March 31, 2023. There was no income tax expense recorded for the three months ended March 31, 2022.
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

We define Adjusted EBITDA as net loss excluding interest expense, net of interest income, income tax benefit (expense), depreciation and amortization, stock-based compensation, change in fair value of earnout liability, change in fair value of warrant liabilities, acquisition costs, restructuring costs and other (which includes other income and non-operating gains and losses).

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net loss	$(7,403)	$(4,037)
Interest expense, net	(298)	—
Depreciation and amortization	442	182
Stock based compensation	805	312
Change in fair value of warrant liabilities	—	(762)
Income tax expense	18	—
Restructuring costs	212	—
Other	(112)	2
Adjusted EBITDA	$(6,336)	$(4,303)
Liquidity and Capital Resources
We have incurred losses from operations in each of our annual reporting periods since our inception. As of March 31, 2023, we had $12.8 million in cash and cash equivalents, $0.1 million in restricted cash and $19.7 million in marketable securities. We believe that our current cash and cash equivalents will be sufficient to meet our working capital needs for the twelve months following the issuance date of our unaudited condensed consolidated financial statements included within this Report.
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
Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of March 31, 2023, we paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal’s inventory management and logistics systems, and our ability to take delivery of any such equipment, materials and services. We have no further obligations under the MOU.
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

Cash Flow Summary for the three months ended March 31, 2023 and 2022
The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(7,505)	$(6,753)
Net cash used in investing activities	(10,801)	(8,258)
Net cash provided by financing activities	480	99
Net change in cash and cash equivalents and restricted cash	$(17,826)	$(14,912)
Operating Activities
Net cash used in operating activities was $7.5 million for the three months ended March 31, 2023, primarily consisting of net loss of $7.4 million and net cash outflow from working capital of $1.7 million, partially offset by stock-based compensation expense of $0.8 million, depreciation and amortization expense of $0.4 million, lease expense of $0.3 million, and loss on disposal of assets of $0.1 million.
Net cash used in operating activities was $6.8 million for the three months ended March 31, 2022, primarily consisting of $4.0 million of net losses, adjusted for non-cash items, which primarily included gain on change in fair value of warrant liabilities of $0.8 million, depreciation and amortization expense of $0.2 million and stock-based compensation expense of $0.3 million, as well as a $2.6 million increase in cash consumed by working capital.
Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $10.8 million, which consisted of purchases of marketable securities of $9.8 million and purchases of property and equipment of $1.0 million.
During the three months ended March 31, 2022 net cash used in investing activities was $8.3 million for purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $0.5 million resulting primarily from proceeds from other financing obligations.
During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million resulting from proceeds from the exercises of employee stock options.
Contractual Obligations and Commitments
See Note 11, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Report for further discussion of our commitments and contingencies.
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
For a discussion of our critical accounting estimates, please refer to ITEM 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes to our critical accounting estimates.
Recent Accounting Pronouncements
Refer to Note 2 of our unaudited condensed consolidated financial statements found elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We derive a significant portion of our revenue from business conducted outside the United States, and are subject to the risks of doing business outside the United States.
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
We experienced net losses of $7.4 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $140.4 million. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
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
We launched the first phase of our software offering under the brand "OTTO" in the fourth quarter of 2021. We expanded our software offering's customer base and feature set with the acquisitions of MFG and MakerOS in the second quarter of 2022 and plan to roll out further phases of our software offering in the next several years. We have not derived significant revenue from sales of our software to date, and we may never be successful in doing so. If our software offerings do not achieve widespread acceptance, if our rollouts experience significant delays, or if there is lower than anticipated demand for our software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected.
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
Some of our digital manufacturing solutions have not been widely released, including our software platform offering. There are often delays in the testing, manufacture, and commercial release of new solutions, and any delay in the process could materially damage our brand, business, growth prospects, financial condition, and operating results. Even if we successfully complete the testing of new solutions, they may not achieve widespread commercial success for a number of reasons, including:
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
A key element to our growth strategy is the ability to scale our existing platform quickly and efficiently across different materials, technologies, and other applications. This will require us to timely and effectively scale and adapt our existing platform, technology, processes, and infrastructure to expand our business. We began offering software as a service ("SaaS") under the brand "OTTO" in the fourth quarter of 2021, and plan to roll out further phases of this software over the next several years, but may not succeed in doing so. Similarly, our manufacturing technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of customers as our business continues to grow. We may not succeed in scaling our business, and any failure in our ability to timely and effectively scale our platform, technology, processes, and infrastructure could damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.
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
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the three months ended March 31, 2023, we derived approximately 30% of our revenue from outside the United States. Accordingly, we face significant operational risks from doing business internationally.
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
Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of March 31, 2023, we had paid $16.3 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.7 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and our ability to take delivery of any such equipment, materials and services. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful. In addition, we may decide to postpone the rollout of the equipment purchased which could result in future impairment charges that would adversely affect our financial position.
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
Our ability to access any existing or future capital is also dependent on the condition of the banking system and financial markets. For example, in March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), and in May 2023 JP Morgan acquired First Republic Bank ("FRB") as part of a controlled FDIC takeover. As of the date of this report, we do not have direct exposure to SVB, Signature or FRB, but we cannot predict the broader impact or follow-on effects of these insolvencies and takeovers. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
Our largest customer accounted for approximately 19% of our revenue for the three months ended March 31, 2023. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.
If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have manufacturing service centers in Eindhoven, the Netherlands, Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflict between Russia and Ukraine), consequences owing to the COVID-19 pandemic, or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
Our lease of a manufacturing facility in New York expired on January 31, 2023 and we largely completed the transition to our Livonia facility at the end of December 2022. We have incurred and will continue to incur costs in connection with departures of certain employees that currently work in our existing facility in New York, including costs in connection with bonuses to be paid to certain employees who have agreed to stay employed by us for a period of time before they depart.
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
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their purchasing on terms favorable to us. We may not meet our customers’ expectations. We have recently experienced a continuous decline in our customer count, and it is uncertain whether such decline is temporary. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our platform generally. If our efforts to sell additional solutions to our customers are not successful, our business and growth prospects may suffer. Additionally, our future revenue depends in part on our ability to turn our pipeline customers into actual customers. Pipeline customers may fail to accept our offerings, choose our competitors’ offerings, or otherwise not turn into customers. If we are not able to turn pipeline or other prospective customers into customers, or customers that provide significant revenues, our business and growth prospects could be adversely affected.
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
In particular, the loss of the services of Greg Kress, our Chief Executive Officer, could severely damage our business and prospects for growth. Mr. Kress is subject to a non-competition agreement and a proprietary information and inventions agreement which include restrictive covenants. We cannot assure you that if Mr. Kress were to breach these restrictive covenants a court would enforce them and enjoin him from engaging in activities in violation thereof. Moreover, we would have to rescind Mr. Kress' non-competition agreement if the proposed FTC rule goes into effect. The loss of Mr. Kress’ services could delay or prevent the successful implementation of our strategy or our commercialization of new applications for our systems or other offerings, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan, and consequently could have a materially adverse effect on our business, results of operations and financial condition.
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
Lastly, privacy laws applicable to the Asian Pacific region ("APAC") will come with a new set of privacy laws, each which may differ greatly from one another as well as from the GDPR or CPRA. To the extent we expand into Asian markets, we may need to significantly increase our investment in resources to comply with such laws, which will require localized advice and strategy. Any failure to expand into APAC in a compliant manner could have an adverse effect on our business, results of operations, and reputation.
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
We are subject to the reporting requirements of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and any rules promulgated thereunder, as well as the rules of the New York Stock Exchange ("NYSE"). The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act, and will be required to comply with additional such requirements following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company, and requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation, document our controls, and perform testing of our key controls over financial reporting to allow management certify on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. When we cease to be an “emerging growth company,” we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations. Deficiencies in our internal control over financial reporting may be found that may be deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources and could harm investor confidence in our business.

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

We timely responded to the NYSE with respect to our intent to cure the deficiency and intend to undertake a reverse stock split, subject to stockholder approval at our 2023 annual meeting of stockholders to regain compliance. If we are unable to regain compliance with the $1.00 share price rule, the NYSE may initiate procedures to suspend and delist our common stock. There can be no assurance that we will be able to regain compliance with the minimum share price or other continued listing requirements. In particular, regardless of our compliance with the minimum share price requirement, our common stock could be delisted if our average market capitalization over a consecutive 30 trading-day period is less than $15 million, in which case our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. Based on the recent trading price of our common stock, we may fall out of compliance with this market capitalization requirement during 2023.
Our common stock could also be delisted and we could be subject to immediate suspension and delisting procedures if our common stock trades at an “abnormally low” price. Additionally, the NYSE considers a listed company to be out of compliance with its continued listing standards if the company’s average global market capitalization over a 30 consecutive trading-day period is less than $50 million and, at the same time, the company’s stockholders’ equity is less than $50 million. If the company does not regain compliance within a cure period up to a maximum of 18 months, it will be subject to delisting. If any of these were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards. If we fail to satisfy the NYSE's continued listing standards, our common stock will be subject to delisting.
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
In the event of a delisting of our common stock, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum share price requirement or prevent future non-compliance with the NYSE’s listing standards. Additionally, if our common stock is not listed on, or becomes delisted from, the NYSE for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our common stock may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your common stock unless a trading market can be established or sustained.
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
Due to the foregoing factors, and the other risks discussed in this Part II, Item 1A: “Risk Factors,” you should not rely on quarter-over-quarter comparisons of our operating results as an indicator of our future performance.
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
10.1
Form of Stock Option Agreement under the Shapeways Holdings, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39092), filed with the SEC on March 30, 2023).

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

Shapeways Holdings, Inc.

Dated: May 15, 2023	By: /s/ Alberto Recchi
Alberto Recchi
Chief Financial Officer
(Principal Financial and Accounting Officer)