Form 10-K/A
period 2022-12-31
Shapeways Holdings, Inc.
filed 2023-08-04
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K/A
(Amendment No. 1)
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
(734) 422-6060
(Registrant’s telephone number, including area code)
____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	SHPW	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	SHPWW	The Nasdaq Stock Market LLC

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
As of July 31, 2023 the registrant had 6,441,427 shares of common stock outstanding.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for Shapeways Holdings, Inc. for the year ended December 31, 2022, originally filed on March 30, 2023 (the “Original Report”). We are filing this Amendment to amend the audit report of WithumSmith+Brown, PC to correct typographical errors relating to the date of the report and the tenure of WithumSmith+Brown, PC as our auditor and to amend the disclosure in Part II, Item 7 (specifically, the section therein titled "Critical Accounting Estimates") and in Note 5, Revenue Recognition, to clarify the Company’s revenue recognition practices for its marketplace sales. The remainder of Part II, Item 7 remains the same as previously reported in the Original Report, and there are no other changes to the Company’s financial statements or disclosures and there are no changes to the Company’s reported results. In addition, we are filing the consent of WithumSmith+Brown, PC as Exhibit 23.1 and new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment does not reflect any subsequent events occurring after the filing date of the Original Report and does not modify or update in any way the disclosures made in the Original Report except as described above.

PART II
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

We provide a platform for shop owners to list their designs through Shapeways’ marketplace website. The Company prints the 3D models and ships the product directly to the customer, handling the financial transaction, manufacture, distribution and customer service. Judgment is applied to determine whether the Company is the principal or the agent, which could impact the recognition of revenue and cost of revenue within the consolidated statements of operations and comprehensive loss. The Company considered whether we have the primary responsibility for fulfilling the promise to provide the specified product or service to the end user, whether it has inventory risk prior to transferring the product or service to the customer and if the Company has discretion in establishing prices. The company acts as an agent in these arrangements where it facilitates the sales of the goods and services on behalf of third-party shop owners to end customers. The Company is considered an agent and recognizes revenue generated from these transactions on a net basis since the Company lacks the ability to establish the overall selling price of the goods or services provided to the end user.

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
b.The exhibits listed in the exhibit index of the Original Report and of this Amendment are filed with, or incorporated by reference in, this Amendment. The following additional exhibits are filed with this Amendment:

INDEX TO EXHIBITS

Exhibit No.	Description
23.1*	Consent of Withum Smith+Brown*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: August 4, 2023	By: /s/ Alberto Recchi
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

Name	Title	Date

/s/ Greg Kress	Chief Executive Officer and Director	August 4, 2023
Greg Kress	(Principal Executive Officer)
/s/ Alberto Recchi	Chief Financial Officer and Director	August 4, 2023
Alberto Recchi	(Principal Financial and Accounting Officer)
/s/ Leslie Campbell	Chairman of the Board	August 4, 2023
Leslie Campbell
/s/ Rajeev Batra	Director	August 4, 2023
Rajeev Batra
/s/ Christine Gorjanc	Director	August 4, 2023
Christine Gorjanc
/s/ Ryan Kearny	Director	August 4, 2023
Ryan Kearny
/s/ Josh Wolfe	Director	August 4, 2023
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
East Brunswick, New Jersey
March 30, 2023
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
The Company recognizes the sale of shop owner products through its e-commerce website over time using the output method. Contracts involving the sale of shop owner products through its e-commerce website do not include other performance obligations. As such, allocation of the transaction price was not necessary as the entire contract price is attributed to the sole performance obligation identified.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Marketplace sales

The Company provides a platform for shop owners to list their designs through Shapeways’ marketplace website. The Company prints the 3D models and ships the product directly to the customer, handling the financial transaction, manufacturing, distribution and customer service on behalf of the shop owners. Judgment is applied to determine whether the Company is the principal or the agent, which could impact the recognition of revenue and cost of revenue within the consolidated statements of operations and comprehensive loss. The Company considers whether it has the primary responsibility for fulfilling the promise to provide the specified product or service to the end user, whether it has inventory risk prior to transferring the product or service to the customer and if the Company has discretion in establishing prices. The Company acts as an agent in these arrangements where it facilitates the sales of the goods and services on behalf of third-party shop owners to end customers. The Company is considered an agent and recognizes revenue generated from these transactions on a net basis since the Company lacks the ability to establish the overall selling price of the goods or services provided to the end user.
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
Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of December 31, 2022 and December 31, 2021 are as follows:

Goodwill
Balance at December 31, 2021	$1,835
Acquired goodwill	4,451
Balance at December 31, 2022	$6,286
The Company has no accumulated impairment losses on goodwill during the years ended December 31, 2022 and 2021.
Intangible assets consisted of the following as of December 31, 2022:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$3,086	$(206)	$2,880	10
Trade name	987	(66)	921	10
Acquired software platform	910	(61)	849	10
Customer lists	190	(42)	148	3
Noncompetition agreement	52	(17)	35	2
Favorable operating lease	699	(117)	582	4
Unfavorable operating lease	(21)	4	(17)	4
Total	$5,903	$(505)	$5,398

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