Form 10-Q
period 2023-06-30
Shapeways Holdings, Inc.
filed 2023-08-14
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023 the registrant had 6,441,427 shares of common stock outstanding.

SHAPEWAYS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company,” “Shapeways,” “we,” “us” or “our”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives of management and ability to fund its planned operations for the next twelve months and to continue to operate as a going concern are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,664	$30,630
Restricted cash	140	139
Short-term investments	9,922	9,816
Accounts receivable	3,183	1,606
Inventory	1,798	1,307
Prepaid expenses and other current assets	6,455	6,255
Total current assets	36,162	49,753
Property and equipment, net	16,705	15,627
Operating lease, right-of-use assets, net	2,162	2,365
Goodwill	6,286	6,286
Intangible assets, net	5,020	5,398
Security deposits	99	99
Total assets	$66,434	$79,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,241	$2,354
Accrued expenses and other liabilities	3,961	5,950
Operating lease liabilities, current	848	719
Finance lease liability, current	44	—
Other financing obligations, current	39	—
Deferred revenue	1,838	972
Total current liabilities	8,971	9,995
Operating lease liabilities, net of current portion	1,408	1,715
Deferred tax liabilities, net	64	27
Finance lease liability, noncurrent	189	—
Other financing obligations	448	—
Total liabilities	11,080	11,737
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 6,442,436 and 6,180,646 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)(1)	5	5
Additional paid-in capital	203,065	201,362
Accumulated deficit	(147,216)	(133,032)
Accumulated other comprehensive loss	(500)	(544)
Total stockholders’ equity	55,354	67,791
Total liabilities and stockholders’ equity	$66,434	$79,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$8,440	$8,433	$16,639	$16,003
Cost of revenue	5,029	4,791	9,946	8,952
Gross profit	3,411	3,642	6,693	7,051
Operating expenses
Selling, general and administrative	8,081	6,766	16,562	12,911
Research and development	2,478	2,355	5,004	4,420
Total operating expenses	10,559	9,121	21,566	17,331
Loss from operations	(7,148)	(5,479)	(14,873)	(10,280)
Other income (expense)
Interest income	347	1	666	2
Interest expense	(31)	—	(52)	—
Other income	84	38	198	39
Loss on disposal of assets	(13)	—	(85)	—
Change in fair value of warrant liabilities	—	765	—	1,527
Total other income (expense), net	387	804	727	1,568
Loss before income tax expense	(6,761)	(4,675)	(14,146)	(8,712)
Income tax expense (benefit)	20	(1)	38	(1)
Net loss	(6,781)	(4,674)	(14,184)	(8,711)
Net loss per share:
Basic(1)	$(0.99)	$(0.70)	$(2.10)	$(1.32)
Diluted(1)	$(0.99)	$(0.70)	$(2.10)	$(1.32)
Weighted average common shares outstanding:
Basic(1)	6,835,568	6,633,658	6,756,394	6,615,649
Diluted(1)	6,835,568	6,633,658	6,756,394	6,615,649
Other comprehensive income (loss)
Foreign currency translation adjustment	5	(174)	44	(226)
Comprehensive loss	$(6,776)	$(4,848)	$(14,140)	$(8,937)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
(1) Retroactively adjusted shares issued and outstanding, and per share information to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2023	6,180,646	$5	$201,362	$(133,032)	$(544)	$67,791
Issuance of common stock for stock-based compensation	20,507	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	(7,403)	—	(7,403)
Foreign currency translation	—	—	—	—	39	39
Balance at March 31, 2023	6,201,146	5	202,167	(140,435)	(505)	61,232
Issuance of common stock for stock-based compensation	118,945	—	—	—	—	—
Issuance of common stock upon settlement of earnout consideration liability	156,658	—	537	—	—	537
Restricted stock units withheld for employee tax liability	(34,058)	—	(111)	—	—	(111)
Cancellation of restricted stock	(170)	—	—	—	—	—
Stock-based compensation expense	—	—	476	—	—	476
Redemption of fractional shares on reverse stock split	(85)	—	(4)	—	—	(4)
Net loss	—	—	—	(6,781)	—	(6,781)
Foreign currency translation	—	—	—	—	5	5
Balance at June 30, 2023	6,442,436	$5	$203,065	$(147,216)	$(500)	$55,354
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2022	6,078,467	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of Legacy Shapeways common stock upon exercise of stock options	27,246	—	99	—	—	99
Stock-based compensation expense	—	—	312	—	—	312
Net loss	—	—	—	(4,037)	—	(4,037)
Transfer of Private Warrants to Public Warrants	—	—	382	—	—	382
Foreign currency translation	—	—	—	—	(52)	(52)
Balance at March 31, 2022	6,105,713	5	198,972	(116,848)	(421)	81,708
Issuance of Legacy Shapeways common stock upon exercise of stock options	45,966	—	189	—	—	189
Stock-based compensation expense	—	—	457	—	—	457
Net loss	—	—	—	(4,674)	—	(4,674)
Transfer of Private Warrants to Public Warrants	—	—	288	—	—	288
Foreign currency translation	—	—	—	—	(174)	(174)
Balance at June 30, 2022	6,151,679	$5	$199,906	$(121,522)	$(595)	$77,794
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,184)	$(8,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	972	559
Loss on disposal of assets	85	—
Stock-based compensation expense	1,281	769
Non-cash lease expense	500	354
Deferred income taxes	37	—
Interest receivable on short-term investments	(530)	—
Change in fair value of warrant liabilities	—	(1,527)
Change in operating assets and liabilities:
Accounts receivable	(1,577)	(298)
Inventory	(471)	(47)
Prepaid expenses and other assets	12	(2,239)
Accounts payable	80	(600)
Accrued expenses and other liabilities	(1,457)	358
Operating lease liabilities	(480)	(411)
Deferred revenue	866	(373)
Net cash used in operating activities	(14,866)	(12,166)
Cash flows from investing activities:
Purchases of property and equipment	(1,686)	(8,454)
Purchase of short-term investments	(9,769)	—
Proceeds from settlement of short-term investments	10,000	—
Cash paid for acquisitions, net of cash acquired	—	(8,861)
Net cash used in investing activities	(1,455)	(17,315)
Cash flows from financing activities:
Proceeds received from other finance obligations	493	—
Principal payments on finance leases	(27)	—
Payments on other finance obligations	(13)	—
Payments of taxes on restricted stock units withheld for employee taxes	(111)	—
Proceeds from issuance of common stock	—	288
Net cash provided by financing activities	342	288
Net change in cash and cash equivalents and restricted cash	(15,979)	(29,193)
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	14	(86)
Cash and cash equivalents and restricted cash at beginning of period	30,769	79,819
Cash and cash equivalents and restricted cash at end of period	$14,804	$50,540
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$52	$—
Purchase of property and equipment included in accounts payable	$39	$—
Issuance of common stock upon settlement of earnout consideration liability	$537	$—
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
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over 1 million customers in over 180 countries, from inception through June 30, 2023.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the instruction to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The unaudited condensed consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways, Shapeways BV and Linear. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. These unaudited condensed consolidated interim financial statements should be read along with the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, as filed with the SEC on August 4, 2023 (the “Annual Report”).
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
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
Cash, Cash Equivalents and Restricted Cash
Cash includes cash on hand and demand deposits and highly liquid securities with original maturities at the date of acquisition of ninety days or less. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, the Company believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts. Restricted cash represents cash required to be held as collateral for the Company’s credit cards and security deposit for its facility in the Netherlands. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the unaudited condensed consolidated balance sheets.
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows is as follows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$14,664	$50,402
Restricted cash	140	138
	$14,804	$50,540
Short-term investments
The Company invests its excess cash in fixed income instruments including U.S. treasury securities with a maturity of six months or less. The Company has the means to and intends to, hold all investments to maturity, and as such, its investments are classified as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at June 30, 2023 and December 31, 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Inventory
Inventory consists of raw materials, work-in-process and finished goods at the Company’s distribution centers. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work-in-process are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of June 30, 2023 and December 31, 2022, the Company determined an allowance was not deemed necessary.
Property and Equipment, net
Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings. No impairment charges were recorded for the three and six months ended June 30, 2023 and 2022. Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

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
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the unaudited condensed consolidated statements of operations and comprehensive loss. No impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.

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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s unaudited condensed consolidated financial statements from the acquisition date (see Note 4).

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
Leases
The Company’s lease arrangements relate primarily to office and manufacturing space and equipment. The Company’s leases generally have initial terms ranging from 2 to 10 years and may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset. Additionally, the Company’s leases do not contain significantly restrictive covenants or residual value guarantees.
The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as operating lease right-of-use assets, net and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the Company’s unaudited condensed consolidated balance sheets. Finance lease right-of-use assets are presented within property and equipment, net and the corresponding finance lease liabilities are included in finance lease liability, current and finance lease liability, noncurrent on the Company's unaudited condensed consolidated balance sheets. Operating lease right-of-use assets and finance lease right-of-use assets, (collectively "ROU assets") represent the Company’s right to use an underlying asset and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities.
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
Common Stock Warrant Liabilities
The Company evaluates its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). The Private Warrants (as defined in Note 13) previously met the definition of a derivative under ASC 815, and the Company recorded these warrants as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the unaudited condensed consolidated statement of operations and comprehensive loss at each reporting date.
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants (as defined in Note 13). The Company has therefore concluded that as of June 30, 2023 and December 31, 2022, all its warrants met the criteria to be classified in stockholders' equity.
Research and Development Costs
Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended June 30, 2023 and 2022, research and development costs were $2,478 and $2,355, respectively. For the six months ended June 30, 2023 and 2022, research and development costs were $5,004 and $4,420, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended June 30, 2023 and 2022, advertising costs were $266 and $304, respectively. For the six months ended June 30, 2023 and 2022, advertising costs were $607 and $854, respectively. Advertising costs are included in selling, general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
In applying the estimated annual effective tax rate approach prescribed under ASC 740, Income Taxes, and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three and six months ended June 30, 2023 and 2022 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during the three and six months ended June 30, 2023 and 2022 is zero. The Company’s effective tax rate was (0.28)% and (0.27)% for the three and six months ended June 30, 2023, respectively and zero percent for the three and six months ended June 30, 2022, respectively. The Company'y effective tax rates differ from the applicable statutory tax rate primarily due to the fact that the Company maintains a full valuation allowance against its U.S. deferred tax assets as a result of its historical and current period losses.
Reverse Stock Split
On June 14, 2023, the Company’s Board of Directors approved a reverse stock split ratio of 1-for-8 (the “Reverse Stock Split”). On June 22, 2023, the effective date of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock decreased from 51,540,172 shares to 6,442,436 shares, net of fractional shares redeemed. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. Prior to the effective date of the Reverse Stock Split, the Company had listed warrants to purchase a total of 18,410,000 shares of Common Stock, with each whole warrant being exercisable for one share of Common Stock at $11.50 per share. After the effective date of the Reverse Stock Split, every eight shares of Common Stock that may have been purchased pursuant to the warrants immediately prior to the Reverse Stock Split represented one share of Common Stock that may be purchased pursuant to such warrants immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to such warrants was proportionately increased, such that the exercise price immediately following the Reverse Stock Split was $92.00, which equals the product of eight multiplied by $11.50, the exercise price per share immediately prior to the Reverse Stock Split. The number of shares of Common Stock subject to the warrants was proportionately decreased by eight times, to an aggregate of 2,301,250 shares.
The share, per share and trading price amounts in the unaudited condensed consolidated financial statements and the accompanying notes, have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and Diluted net loss per share computation:
Numerator for basic and diluted net loss per share:
Net loss	$(6,781)	$(4,674)	$(14,184)	$(8,711)
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	6,835,568	6,633,658	6,756,394	6,615,649
Basic and diluted net loss per share	$(0.99)	$(0.70)	$(2.10)	$(1.32)

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The following table presents the outstanding shares of common stock equivalents that were excluded from the computation of the diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock warrants(1)	2,301,250	2,301,250	2,301,250	2,301,250
Earnout Shares	438,800	438,800	438,800	438,800
Unvested RSUs	657,137	517,149	657,137	517,149
(1) The number of shares of common stock subject to the warrants was proportionately decreased as a result of the Reverse Stock Split.
Included in net loss per share are 488,148 and 499,153 shares subject to options due to their nominal exercise prices as of June 30, 2023 and 2022, respectively.
Segment Information
The Company operates and reports in one segment, which focuses on providing additive and traditional manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer. The Company is continually evaluating its operating and reporting segments as it integrates the acquisitions discussed in Note 4, Business Acquisitions.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted and Recently Issued
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s unaudited condensed consolidated financial statements or related financial statement disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Accounting for Credit Losses (Topic 326), which requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company has determined that there is no material impact on its unaudited condensed consolidated financial statements due to adoption of this standard.
Note 3. Short-term Investments
As of June 30, 2023, the Company's short-term investments consisted of U.S. Treasury Securities classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of 3 months or less to be cash and

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
cash equivalents and investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding gains or losses and fair value as of June 30, 2023 and December 31, 2022 were as follows:

June 30, 2023
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value June 30, 2023
Classified as Cash and cash equivalents
U.S. Treasury Securities	$8,957	$3	$—	$8,960

Classified as short-term investments
U.S. Treasury Securities	$9,922	$34	$—	$9,956

December 31, 2022
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value December 31, 2022
Classified as Cash and cash equivalents
U.S. Treasury Securities	$19,864	$73	$—	$19,937

Classified as short-term investments
U.S. Treasury Securities	$9,816	$33	$—	$9,849
Note 4. Business Acquisitions
Acquisition of MFG.com
On April 22, 2022, the Company completed the acquisition of the outstanding assets of MP2020, Inc. ("MFG.com" or "MFG") under an Asset Purchase Agreement ("MFG Purchase"). MFG.com is expected to help the Company's software strategy by providing an immediate supply chain of a wide range of traditional manufacturing services that its customers can leverage.
The following table summarizes the total consideration for the MFG Purchase:

April 22, 2022
Cash consideration	$2,700
Holdback consideration	300
Total consideration	$3,000
The holdback consideration represents the portion of the purchase price to be paid within 12 months from the closing date, subject to reduction for certain indemnifications and other potential obligations of the acquired businesses. The holdback consideration was recorded in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets and was paid January 2023.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company has accounted for the MFG Purchase as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The following table summarizes the allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed:

April 22, 2022
Assets acquired:
Goodwill	$1,954
Intangible assets	1,604
Other assets	15
Total assets acquired	3,573
Liabilities assumed:
Deferred revenue	573
Total liabilities assumed	573
Net assets acquired	$3,000
The estimated useful lives of the identifiable intangible assets acquired is as follows:

	Gross Value	Estimated Life (in years)
Customer relationships	$264	10
Trade name	240	10
Acquired software platform	910	10
Customer list	190	3
Total intangible assets	$1,604
The goodwill will not be deductible for tax purposes. The Company incurred $212 of transaction costs related to this acquisition, which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.
The Company has determined that the impact of the MFG Purchase was not material to its consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date and pro forma information are not required nor included herein.
Acquisition of Linear AMS
On May 9, 2022, the Company completed the acquisition of the membership interest of Linear Mold & Engineering, LLC ("Linear AMS" or "Linear") under a Membership Interest Purchase Agreement (the "Linear AMS Purchase"). Linear is expected to help the Company expand its go to market strategy by leveraging Linear's highly technical business development and user application experience and extend its enterprise customer base in key markets.
The following table summarizes the total consideration for the Linear AMS Purchase:

May 9, 2022
Cash consideration	$6,090
Holdback consideration	800
Earnout consideration liability	2,900
Total consolidation	$9,790
The holdback consideration represents the portion of the purchase price payable 12 months from the closing date, subject to reduction for certain indemnifications and other potential obligations of Linear AMS. The estimated fair value of the

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
earnout consideration liability at acquisition was determined using a Monte Carlo simulation based on certain performance metrics for the 12 months ending December 31, 2022. During 2022, the Company recognized a non-cash gain of $1,824 as a result of the actual revenue performance of Linear for the 12 months ended December 31, 2022. The final earnout consideration liability was paid in cash of $539 and a non-cash issuance of equity valued at $537 in April 2023.
The Company has accounted for the Linear AMS Purchase as a business combination in accordance with ASC 805. The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date:

May 9, 2022
Assets acquired:
Cash and cash equivalents	$29
Accounts receivable	1,117
Inventory	214
Prepaid expenses	34
Security deposits	92
Property and equipment, net	2,086
Right-of-use assets	2,131
Goodwill	2,497
Intangible assets, net	4,199
Total assets acquired	12,399
Liabilities assumed:
Accounts payable	308
Accrued expenses and other liabilities	170
Operating lease liability	2,131
Total liabilities assumed	2,609
Net assets acquired	$9,790
The estimated useful lives of the identifiable intangible assets acquired is as follows:

		Estimated Life (in years)
Customer relationships	$2,822	10
Trade name	647	10
Noncompetition agreement	52	2
Favorable operating lease	699	4
Unfavorable operating lease	(21)	4
Total intangible assets	$4,199
The goodwill will not be deductible for tax purposes. The Company incurred $161 of transaction costs related to this acquisition, which are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.
The Company has determined that the impact of the Linear AMS Purchase was not material to its consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date and pro forma information are not required nor included herein.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Acquisition of Maker OS
On April 13, 2022, the Company completed the acquisition of the outstanding assets of Maker OS under an Asset Purchase Agreement ("Maker OS Asset Purchase"). Maker OS is expected to help the Company expand on its manufacturing capabilities and help it build comprehensive ordering services within its software offerings. The total cash consideration paid related to this transaction was $100.
The Company has accounted for the Maker OS Asset Purchase as an asset purchase and no liabilities were assumed as part of the acquisition. The following table summarizes the fair values of assets acquired as of the acquisition date:

April 13, 2022
Assets acquired:
Intangible assets	$100
Total assets acquired	$100
The Company incurred immaterial transaction costs related to the Maker OS Asset Purchase, which are included in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.
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
The Company recognizes the sale of products through its e-commerce website over time using the output method. Contracts involving the sale of products through its e-commerce website do not include other performance obligations. As such, allocation of the transaction price was not necessary as the entire contract price is attributed to the sole performance obligation identified.

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
Software revenue
The Company launched the first phase of its software offering under the brand "OTTO" in the fourth quarter of 2021. The software enables other manufacturers to leverage Shapeways’ existing end-to-end manufacturing software to scale their businesses and shift to digital manufacturing. Shapeways’ software offers improved customer accessibility, increased productivity, and expanded manufacturing capabilities for its customers. The Company expanded its software offering's customer base and feature set with the acquisitions of MFG and MakerOS, both completed in April 2022.
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
The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Major products and service lines:
Direct sales	$6,422	$6,770	$12,474	$12,444
Marketplace sales	1,307	1,155	2,795	2,980
Software	711	508	1,370	579
Total revenue	$8,440	$8,433	$16,639	$16,003
Timing of revenue recognition:
Products transferred at a point in time	$1,307	$1,155	$2,795	$2,980
Products and services transferred over time	7,133	7,278	13,844	13,023
Total revenue	$8,440	$8,433	$16,639	$16,003

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity consisted of the following:

	June 30, 2023	December 31, 2022
Balance at beginning of the period	$972	$921
Deferred revenue recognized during period	(16,639)	(33,157)
Additions to deferred revenue during period	17,505	33,208
Total deferred revenue	$1,838	$972
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $972 of deferred revenue as of January 1, 2023 was recognized during the six months ended June 30, 2023. The opening balance of accounts receivable as of January 1, 2022 was $1,372.
Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with Customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 6. Inventory
Components of inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$1,282	$849
Work-in-process	341	209
Finished goods	175	249
Total	$1,798	$1,307
Note 7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid service expenses	$3,176	$3,231
Prepaid expenses	1,959	1,384
VAT receivable	963	990
Prepaid insurance	351	401
Security deposits	—	175
Other current assets	6	74
Total	$6,455	$6,255

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 8. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$11,950	$10,450
Computers and IT equipment	1,144	1,138
Leasehold improvements	2,686	2,429
Furniture and fixtures	107	81
Vehicles	42	42
Assets to be placed in service	10,191	11,749
Property and equipment	26,120	25,889
Less: Accumulated depreciation	(9,415)	(10,262)
Property and equipment, net	$16,705	$15,627
For the three months ended June 30, 2023 and 2022, depreciation expense totaled $341 and $253, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense totaled $594 and $436, respectively. Of these amounts, depreciation charged to cost of revenue was $288 and $217 for the three months ended June 30, 2023 and 2022, respectively and $516 and $367 for the six months ended June 30, 2023 and 2022, respectively.
Note 9. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Balance, beginning of period	$6,286	$1,835
Acquired goodwill	—	4,451
Balance, end of period	$6,286	$6,286
The Company had no accumulated impairment losses on goodwill during the three and six months ended June 30, 2023 and 2022.
Intangible assets consisted of the following as of June 30, 2023:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$3,086	$(360)	$2,726	10
Trade name	987	(115)	872	10
Acquired software platform	910	(106)	804	10
Customer lists	190	(74)	116	3
Noncompetition agreement	52	(30)	22	2
Favorable operating lease	699	(204)	495	4
Unfavorable operating lease	(21)	6	(15)	4
Total intangible assets, net	$5,903	$(883)	$5,020

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
The Company recognized $189 and $123 of amortization expense during the three months ended June 30, 2023 and 2022, respectively and $378 and $123 of amortization expense during the six months ended June 30, 2023 and 2022, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of June 30, 2023 will be as follows:

Amortization expense
Remainder of 2023	$379
2024	740
2025	689
2026	555
2027	498
Thereafter	2,159
Total	$5,020
Note 10. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued compensation	$1,524	$1,504
Holdback consideration	800	1,100
Accrued selling expenses	551	487
Taxes payable	213	339
Accrued acquisition of property and equipment	39	225
Earnout consideration liability	—	1,076
Other accrued expenses and other liabilities	834	1,219
Total	$3,961	$5,950

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 11. Commitments and Contingencies
Leases
During the three and six months ended June 30, 2023, the Company maintained six leases of facilities located in the United States and the Netherlands, as well as one lease of equipment classified as a finance lease. In addition, the Company has two failed sale-leaseback transactions that have been recorded as finance obligations within its unaudited condensed consolidated balance sheets. See Note 12 for additional information.
The table below presents certain information related to the Company’s lease costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$248	$243	$500	$385
Finance lease expense	11	—	19	—
Interest expense on finance lease liabilities	5	—	9	—
Total lease cost	$264	$243	$528	$385
The Company recorded sublease income of $57 and $34 during the three months ended June 30, 2023 and 2022, respectively and $159 and $34 during the six months ended June 30, 2023 and 2022, respectively. The sublease income is associated with the Company's sublease of its facility in Michigan.
Right-of-use assets and lease liabilities for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$2,162	$2,365
Finance lease right-of-use assets, net	231	—
Total lease assets	$2,393	$2,365
Liabilities:
Current liabilities:
Operating lease liabilities, current	$848	$719
Finance lease liability, current	44	—
Non-current liabilities:
Operating lease liabilities, net of current portion	1,408	1,715
Finance lease liability, net of current portion	189	—
Total lease liability	$2,489	$2,434
The Company’s lease agreements do not state an implicit borrowing rate, therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating and finance leases was 2.55 years and 4.58 years, respectively and the weighted-average incremental borrowing rate for operating and finance leases was 6.88% and 8.06%, respectively, as of June 30, 2023.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Supplemental cash flow information related to the Company’s leases was as follows:

	Six Months Ended June 30,
	2023	2022
Operating cash flows from operating leases	$480	$423
Financing cash flows from finance leases	$27	$—
Lease liabilities arising from obtaining right-of-use assets	$495	$—
As of June 30, 2023, future minimum lease payments required under operating and finance leases are as follows:

	Operating Leases	Finance Leases
Rest of 2023	$484	$30
2024	968	61
2025	791	61
2026	237	61
2027	—	61
Thereafter	—	5
Total minimum lease payments	2,480	279
Less effects of discounting	(224)	(46)
Present value of future minimum lease payments	$2,256	$233
Desktop Metal
On March 26, 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. As of June 30, 2023, the Company had paid $16.4 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.6 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and the Company's ability to take delivery of any such equipment, materials and services. The Company has no further obligations under the MOU.
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s unaudited condensed consolidated financial position or results of operations as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022, respectively.
Note 12. Financing Obligations
During February and March 2023, the Company entered into two lease transactions with Rabo Lease BV (“Rabo”), whereby it sold equipment to Rabo and leased back the equipment for an initial term of four years. The Company concluded that the lease arrangements would be classified as a lease financing obligation as it has the option to repurchase the assets at a fixed price at the end of the term. Therefore, the transactions were each deemed a failed sale-leaseback and were accounted for as a financing obligation. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing obligation. The assets under failed sale-leaseback

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
transactions are included within property and equipment, net on the Company's unaudited condensed consolidated balance sheets and the proceeds from the transactions are recorded as a financing obligation.
The weighted average interest rate of 20.5% was used to impute interest on the failed sale-leaseback transactions. Interest expense recognized for the three and six months ended June 30, 2023 was $25 and $41, respectively.
As of June 30, 2023, future financing obligation payments are as follows:

Finance Obligations
Rest of 2023	$67
2024	135
2025	135
2026	135
2027	13
Total payments	485
Less: imputed interest	(299)
Financing obligation at end of term	301
Total financing obligations	$487
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
The Company has issued and outstanding 6,442,436 and 6,180,646 shares of Common Stock as of June 30, 2023 and December 31, 2022, respectively.
Public Warrants
Prior to the Merger, the Company had outstanding 13,800,000 warrants entitling the holder to exercise eight warrants to purchase one share of common stock of the Company at an exercise price of $92.00 per share (the "Public Warrants"). The Public Warrants became exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.
The Company may redeem the Public Warrants as follows: in whole and not in part; at a price of $0.01 per warrant; at any time while the Public Warrants are exercisable, upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $144.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Certain of these conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
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
There were 18,410,000 warrants outstanding, representing 2,301,250 shares subject to warrants, as of June 30, 2023 and December 31, 2022.
Note 14. Stock-Based Compensation
2010 Stock Plan
Prior to the Business Combination, Legacy Shapeways maintained its 2010 Stock Plan (the “2010 Plan”), under which Legacy Shapeways granted statutory and non-statutory stock to employees, outside directors and consultants. The maximum number of shares of common stock that was issuable under the 2010 Plan was 2,117,818 shares.
In connection with the Business Combination, each Legacy Shapeways stock option that was outstanding immediately prior to Closing, whether vested or unvested, was converted into an option to acquire a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product of (i) the number of shares of Legacy Shapeways common stock subject to such Legacy Shapeways option immediately prior to the Business Combination and (ii) 90% of the recapitalization conversion ratio of 0.8293 established in the Merger (the "Conversion Ratio"), at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Shapeways option immediately prior to the consummation of the Business Combination, divided by (B) 90% of the Conversion Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Shapeways option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s common stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC 718. The Company did not grant any additional Earn-Out RSUs during the three and six months ended June 30, 2023.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 612,650 shares of the Company’s common stock under the 2010 Plan at an average exercise price of $4.96 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. On the first day of each calendar year, beginning on January 1, 2022 and continuing until (and including) January 1, 2031, the number of shares available under the 2021 Plan will automatically increase by a number equal to the lesser of (a) five percent (5%) of the total number of

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
shares of the Company’s common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (b) a number of shares of our common stock determined by the Company’s Board of Directors. As of June 30, 2023, 1,565,630 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2021 Plan. As of June 30, 2023, 593,873 shares remain available for issuance under the 2021 Plan.
2022 New Employee Equity Incentive Plan
In September 2022, the Company adopted the 2022 New Employee Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the granting of restricted stock awards, stock options and other share-based rewards to individuals who were not previously employees of the Company, as an inducement material to the individual's entry into employment with the Company within the meaning of Listing Rule 303A.08 of the New York Stock Exchange ("NYSE"). The 2022 Plan was adopted by the Board of Directors without stockholder approval pursuant to NYSE Listing Rule 303A.08 (which was the stock exchange on which the Company's securities were then trading). As of June 30, 2023, 625,000 shares of common stock are authorized for issuance pursuant to awards under the 2022 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2022 Plan. As of June 30, 2023, 429,459 shares remain available for issuance under the 2022 Plan.
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
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were 375,168 stock options granted during six months ended June 30, 2023. There were no stock options granted during the six months ended June 30, 2022.
The assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

Six Months Ended June 30, 2023
Strike price	$2.64 - $3.40
Expected term (in years)	6.25
Expected volatility	110.67% - 122.89%
Risk-free interest rate	3.79% - 4.02%
Dividend yield	—%

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The following table summarizes the Company’s stock option activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	497,402	$5.16	5.67
Granted	—	—
Forfeited	(2,287)	3.78
Exercised	(32)	3.92
Outstanding at March 31, 2023	495,083	5.16	4.37
Granted	375,168	2.74
Forfeited	(12,294)	2.88
Exercised	—	—
Outstanding at June 30, 2022	857,957	$4.14	6.55	$374
Exercisable at June 30, 2023	488,148	$5.18	4.10	$1
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. As of June 30, 2023, approximately $584 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 3.48 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	870,126	$12.08
Granted	10,901	4.56
Forfeited	(79,218)	7.52
Settled	(20,475)	25.44
Outstanding at March 31, 2023	781,334	12.40
Granted	30,573	3.30
Forfeited	(35,825)	8.89
Settled	(118,945)	12.75
Outstanding at June 30, 2023	657,137	$12.00	$2,471
The total fair value of restricted stock unit awards settled during the six months ended June 30, 2023 was $2,037. The total restricted stock unit awards settled include 34,058 shares withheld for employee tax liability.
Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $5,626 as of June 30, 2023 and is expected to be recognized over the weighted average period of 2.83 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of June 30, 2023, 172,749 shares of common stock are available for purchase under the ESPP. As of June 30, 2023, the Company had not launched the ESPP and thus no shares have been purchased under the ESPP.
Note 15. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023 and December 31, 2022. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services is estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Marketable securities - U.S Treasury Securities	2	$18,879	$29,680

Liabilities:
Earnout consideration liability	3	$—	$1,076
Earnout Consideration Liability
There was no change in the fair value of the earnout consideration liability during the three and six months ended June 30, 2023 and June 30, 2022. The final earnout consideration liability was paid in cash of $539 and a non-cash issuance of equity valued at $537 in April 2023.
Warrant Liabilities
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants. As a result of these letter agreements, there was no change in fair value of warrant liabilities recognized for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2022, the Company recognized income resulting from a change in the fair value of warrant liabilities of $765 and $1,527, respectively.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Fair Value on a Non-Recurring Basis
At the Closing, there were 438,800 shares of common stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of common stock reaching targets of $112.00 and $128.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways stockholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the common stock at Closing ($61.60), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of June 30, 2023, there were 438,800 Earnout Shares unvested and remaining subject to the Earnout Terms.
Note 16. Significant Concentrations
One customer accounted for approximately 17% and 20% of revenue for the three months ended June 30, 2023 and 2022, respectively. No other customers represented more than 10% of revenue for the three months ended June 30, 2023 and 2022.
One customer accounted for approximately 18% and 21% of revenue for the six months ended June 30, 2023 and 2022, respectively. No other customers represented more than 10% of revenue for the six months ended June 30, 2023 and 2022.
No vendor accounted for more than 10% of purchases for the six months ended June 30, 2023. One vendor accounted for 19% of purchases for the six months ended June 30, 2022. No other vendors represented more than 10% of purchases for the six months ended June 30, 2022.
As of June 30, 2023, two customers accounted for approximately 14% and 10% of accounts receivable. As of December 31, 2022, two customers accounted for approximately 17% and 16% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of June 30, 2023 and December 31, 2022.
As of June 30, 2023, no vendor accounted for more than 10% of accounts payable. As of December 31, 2022, one vendor accounted for approximately 10% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of December 31, 2022.
Note 17. Subsequent Events
The Company has evaluated all known subsequent events through August 14, 2023, which is the date these unaudited condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition and changes in financial condition. You should read the following discussion and analysis of financial condition and results of operations together with the accompanying unaudited condensed consolidated financial statements and the related notes to those statements of Shapeways included in this Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 which is contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on August 4, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from those anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations.
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
Recent Developments
On July 20, 2023, we issued a press release reporting that we would voluntarily transfer the listing of its securities to The Nasdaq Global Market (“Nasdaq”). Our common stock and warrants began trading on Nasdaq at market open on August 1, 2023 under the ticker symbols “SHPW” and “SHPWW,” respectively.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including the following:
Commercial Launch of Offerings
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
In April 2022 we acquired MFG.com ("MFG") and MakerOS, Inc. ("MakerOS"), which we believe will help further our software strategy and are expected to help accelerate the phased rollout of our software offering, OTTO. We believe that offering our OTTO software to other manufacturers will enable us to generate future revenue. We expect to further commercialize our software, which we expect will provide software customers with an end-to-end software for their manufacturing operations and expand the manufacturing capabilities that they offer to their customers. We have seen an increase in revenues from sales of our software to date, however, it may never scale to our expectations. In July 2023, we announced the launch of a 3D Model Viewer for our software offering deployed via the MFG brand. This feature is available for manufacturers on the MFG.com platform, and is intended to accelerate and improve the quoting process. The

3D Model Viewer provides manufacturers with a unified platform and the latest technology for viewing 3D models of custom parts, which streamlines the quoting process, and allows for greater accuracy and speed. In addition to providing multiple benefits for manufacturers, the enhanced 3D capability also streamlines the purchasing experience for buyers because they can receive faster, more precise quotes.
In August 2023, we announced a further expansion of our software offerings with the launch of MFG Materials. This new service provides a range of raw materials to manufacturers at discounted rates, reinforcing our role as a comprehensive partner in the manufacturing sector through our MFG brand. Through strategic partnerships and negotiations with top-tier raw materials vendors, we provide discounted rates from list prices on the MFG Materials platform, which vary based on material and quantity ordered.
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

Raw Material, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, energy costs, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the Russian invasion of Ukraine, geopolitical tensions between the Unites States and China and other supply and labor disruptions along with inflationary factors could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.
Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” During the six months ended June 30, 2023 and 2022, approximately 75% and 78% of our revenue was designated as Direct Sales, respectively. We recognize the sale of our products through our e-commerce website over time.
During the six months ended June 30, 2023 and 2022, approximately 17% and 19% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities is a non-cash gain or loss impacted by the fair value of the Private Warrants assumed pursuant to the Merger (as defined in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). In December 2022, we entered into letter agreements with the holders of the Private Warrants, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants. As a result, we do not expect to report changes in fair value of warrant liabilities going forward.
Interest Expense
Interest expense consists primarily of interest expense associated with our finance lease and other finance obligations.
Interest Income
Interest income primarily consists of interest earned on our investments in marketable securities.
Other Income
Other income primarily consists of rental income associated with our sublease of our facility in Michigan.
Income Tax Expense (Benefit)
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$8,440	$8,433	$7	—%
Revenue for each of the three months ended June 30, 2023 and 2022 was $8.4 million. Revenue remained fairly consistent compared to the prior year, as a 9% increase in average revenue per customer was offset by a 9% decrease in customer count.
Cost of Revenue

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of Revenue	$5,029	$4,791	$238	5%
Cost of revenue for the three months ended June 30, 2023 and 2022 was $5.0 million and $4.8 million, respectively, representing an increase of $0.2 million, or 5%. The increase in cost of revenue was primarily due to an 8% combined increase in costs of materials, labor and shipping, partially offset by a 3% decrease in overhead expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross Profit	3,411	3,642	$(231)	(6)%
Gross profit for the three months ended June 30, 2023 and 2022 was $3.4 million and $3.6 million, respectively, representing a decrease of $0.2 million, or 6%.

	Three Months Ended June 30,		Change
	2023	2022	Points	%
Gross Margin	40%	43%	(3)	(7)%

Selling, General and Administrative
SG&A expenses for the three months ended June 30, 2023 and 2022 were $8.1 million and $6.8 million, respectively, representing an increase of $1.3 million, or 19%. The increase in SG&A expenses primarily resulted from increases to personnel cost, amortization expense related to the intangibles acquired as part of the acquisitions of Linear AMS, MFG and MakerOS (the "2022 acquisitions"), audit and restructuring costs related to our move out of the Long Island City facility and consolidation of our U.S. manufacturing capabilities in Livonia, Michigan.
Research and Development
Research and development expenses for the three months ended June 30, 2023 and 2022 were $2.5 million and $2.4 million, respectively, representing an increase of $0.1 million, or 4%. The increase in research and development expenses was primarily due to an increase in personnel cost.
Change in Fair Value of Warrant Liabilities
There was no change in fair value of the warrant liabilities for the three months ended June 30, 2023 and a gain of $0.8 million for the three months ended June 30, 2022. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.

Interest Expense
We recorded an insignificant amount of interest expense for the three months ended June 30, 2023. There was no interest expense recorded for the three months ended June 30, 2022.
Interest Income
Interest income for the three months ended June 30, 2023 was $0.3 million which related to interest earned on our investments in short-term marketable securities. Interest income for the three months ended June 30, 2022 was insignificant.
Other Income
Other income for the three months ended June 30, 2023 was $0.1 million which primarily related to rental income associated with our sublease of our facility in Michigan. Other income for the three months ended June 30, 2022 was insignificant.
Loss on Disposal of Assets
We recorded an insignificant loss on disposal of assets for the three months ended June 30, 2023. There was no loss on disposal of assets recorded for the three months ended June 30, 2022.
Income Taxes
We recorded an insignificant amount of income tax expense for the three months ended June 30, 2023 and 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$16,639	$16,003	$636	4%

Revenue for the six months ended June 30, 2023 and 2022 was $16.6 million and $16.0 million, respectively, representing an increase of $0.6 million, or 4%. Excluding the revenue from our acquisitions of Linear and MFG for both periods presented, revenue decreased 14%. The decrease was primarily due to a 14% decrease in customer count while average revenue per customer remained consistent.
Cost of Revenue

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of Revenue	$9,946	$8,952	$994	11%

Cost of revenue for the six months ended June 30, 2023 and 2022 was $9.9 million and $9.0 million, respectively, representing an increase of $1.0 million, or 11%. The increase in cost of revenue was primarily due to a 12% combined increase in costs of materials, outsourced vendors, labor, shipping and machine costs, partially offset by a 1% decrease in overhead costs.
Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross Profit	$6,693	$7,051	$(358)	(5)%
Gross profit for the six months ended June 30, 2023 and 2022 was $6.7 million and $7.1 million, respectively, representing a decrease of $0.4 million or 5%.

	Six Months Ended June 30,		Change
	2023	2022	Points	%
Gross Margin	40%	44%	(4)	(9)%
Selling, General and Administrative
SG&A expenses for the six months ended June 30, 2023 and 2022 were $16.6 million and $12.9 million, respectively, representing an increase of $3.7 million, or 29%. The increase in SG&A expenses primarily resulted from an increase in personnel cost due to an increase in the number of employees, expenses related to the 2022 acquisitions, amortization related to the intangibles acquired as part of the 2022 acquisitions, audit and other spending related to being a public company and restructuring costs related to our transition to our Michigan manufacturing facility.
Research and Development
Research and development expenses for the six months ended June 30, 2023 and 2022 were $5.0 million and $4.4 million, respectively, representing an increase of $0.6 million, or 14%. The increase in research and development expenses was primarily due to an increase in personnel cost during the six months ended June 30, 2023.
Change in Fair Value of Warrant Liabilities
There was no change in fair value of warrant liabilities for the six months ended June 30, 2023 and a gain of $1.5 million for the six months ended June 30, 2022. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.
Interest Expense
Interest expense for the six months ended June 30, 2023 was $0.1 million which was primarily related to interest expense associated with our finance lease liability and other financing obligations. There was no interest expense for the six months ended June 30, 2022.
Other Income
Other income for the six months ended June 30, 2023 was $0.2 million. Other income for the six months ended June 30, 2022 was insignificant.
Loss on Disposal of Assets
Loss on disposal of assets for the six months ended June 30, 2023 was $0.1 million which was primarily related to disposal of assets in connection with our move from our previously leased facility in Long Island City, New York. There was no loss on disposal of assets recorded for the six months ended June 30, 2022.
Income Taxes
Income tax benefit was insignificant for the six months ended June 30, 2023 and 2022.
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

We define Adjusted EBITDA as net loss excluding interest expense, net of interest income, income tax expense (benefit), depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, acquisition costs, restructuring costs and other (which includes other income and non-operating gains and losses).

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
The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss	$(6,781)	$(4,674)	$(14,184)	$(8,711)
Interest expense, net	(316)	(1)	(614)	(2)
Depreciation and amortization	530	376	972	559
Stock-based compensation expense	476	457	1,281	769
Change in fair value of warrant liabilities	—	(765)	—	(1,527)
Income tax expense (benefit)	20	(1)	38	(1)
Acquisition costs	—	373	—	373
Restructuring costs	75	—	287	—
Other	(48)	(36)	(160)	(37)
Adjusted EBITDA	$(6,044)	$(4,271)	$(12,380)	$(8,577)
Liquidity and Capital Resources
We have incurred losses from operations in each of our annual reporting periods since our inception and as of June 30, 2023, we had an accumulated deficit of $147.2 million. We had net losses of $14.2 million and $8.7 million for the six months ended June 30, 2023 and 2022, respectively. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
In accordance with Accounting Standards Update 2014-15 ("ASC Topic 205-40"), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity for at least one year from the issuance date of the unaudited condensed consolidated financial statements included within this Report in considering whether the Company has the ability to meet its obligations. As of June 30, 2023, we had $14.7 million in cash and cash equivalents, $0.1 million in restricted cash and $9.9 million in marketable securities. Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our working capital items. We believe that our current cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to meet our working capital needs for the twelve months following the issuance date of our unaudited condensed consolidated financial statements included within this Report, however there can be no assurance of this.
On October 6, 2022, we filed a universal shelf registration statement which permits us to offer up to $50 million in the aggregate of certain securities, in one or more offerings and in any combination. As part of the shelf registration statement, we filed a prospectus supplement registering for sale from time to time up to $13.25 million in the aggregate of shares of common stock pursuant to an at-the-market facility (the "ATM Facility"), subject to certain limitations. To date, we have not conducted any sales under the ATM Facility.
Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of June 30, 2023, we paid $16.4 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.6 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal’s inventory management and logistics systems, and our ability to take delivery of any such equipment, materials and services. We have no further obligations under the MOU.
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
We believe that we have the ability to enact cost savings measures to preserve capital, if necessary. However, to maintain an adequate amount of available liquidity and execute our current operating plan, we will need to raise additional funds from external sources. We have not secured such funding at the time of this filing. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, and our operating plans. If we raise funds through future issuances of equity or convertible debt securities, including through our ATM Facility, our existing stockholders could suffer significant dilution, and any new equity securities or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs, which could include a reduction in workforce, portfolio optimization, and further reductions in other operating expenses. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.
Cash Flow Summary for the six months ended June 30, 2023 and 2022
The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(14,866)	$(12,166)
Net cash used in investing activities	(1,455)	(17,315)
Net cash provided by financing activities	342	288
Net change in cash and cash equivalents and restricted cash	$(15,979)	$(29,193)
Operating Activities
Net cash used in operating activities was $14.9 million for the six months ended June 30, 2023, primarily consisting of net loss of $14.2 million, net cash outflow from working capital of $3.0 million and interest receivable on short-term investments of $0.5 million, partially offset by stock-based compensation expense of $1.3 million, depreciation and amortization expense of $1.0 million, lease expense of $0.5 million, and loss on disposal of assets of $0.1 million.
Net cash used in operating activities was $12.2 million for the six months ended June 30, 2022, primarily consisting of net loss of $8.7 million, net cash outflow from working capital of $3.6 million and gain on change in fair value of warrant liability of $1.5 million, partially offset by depreciation and amortization expense of $0.6 million, stock-based compensation expense of $0.8 million and lease expense of $0.4 million.

Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $1.5 million, which consisted of purchases of marketable securities of $9.8 million and purchases of property and equipment of $1.7 million, partially offset by proceeds from settlement of short-term investments of $10.0 million.
During the six months ended June 30, 2022 net cash used in investing activities was $17.3 million, which consisted of $8.9 million related to the net cash paid for the 2022 acquisitions and $8.5 million for purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $0.3 million resulting primarily from proceeds from other financing obligations, partially offset by $0.1 million from restricted stock units withheld to pay employee taxes.
During the six months ended June 30, 2022, net cash provided by financing activities was $0.3 million resulting primarily from proceeds from the exercises of employee stock options.
Contractual Obligations and Commitments
See Note 11, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 included elsewhere in this Report for further discussion of our commitments and contingencies.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience (where available), current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in its judgments, the results could be materially different from our estimates. To the extent that there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected.
For a discussion of our critical accounting estimates, please refer to ITEM 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K/A for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes to our critical accounting estimates.
Recent Accounting Pronouncements
Refer to Note 2 of our unaudited condensed consolidated financial statements found elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
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
We experienced net losses of $6.8 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively and net loss of $14.2 million and net income of $8.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $147.2 million. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
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
We will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we are unable to raise additional capital, our financial condition could be adversely affected and we may not be able to execute our growth strategy.
Our primary use of cash is to fund our operations. As of June 30, 2023, we had $14.7 million in cash and cash equivalents, $0.1 million in restricted cash and $9.9 million in marketable securities. While we believe that our current cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to meet our working capital needs for the twelve months following the issuance date of our unaudited condensed consolidated financial statements included within this Form 10-Q, there can be no assurance of this. We believe that we have the ability to enact cost savings measures to preserve capital, if necessary. However, to maintain an adequate amount of available liquidity and execute our current operating plan, we will need to raise additional funds from external sources. We have not secured such funding at the time of this filing.
We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we raise funds through future issuances of equity or convertible debt securities, including through our existing at-the-market facility (the "ATM Facility"), our existing stockholders could suffer significant dilution, and any new equity securities or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs, which could include a reduction in workforce, portfolio optimization, and further reductions in other operating expenses. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects.

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
We launched the first phase of our software offering under the brand "OTTO" in the fourth quarter of 2021. We expanded our software offering's customer base and feature set with the acquisitions of MFG and MakerOS in the second quarter of 2022 and plan to roll out further phases of our software offering in the next several years. We have seen an increase in revenues from sales of our software to date, however, it may never scale to our expectations. If our software offerings do not achieve widespread acceptance, if our rollouts experience significant delays, or if there is lower than anticipated demand for our software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, our business could be adversely affected.
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
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the six months ended June 30, 2023, we derived approximately 28% of our revenue from outside the United States. Accordingly, we face significant operational risks from doing business internationally.
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
•supply chain disruptions, which may be exacerbated by the conflict between Russia and Ukraine and other geo-political tensions;
•potential adverse tax consequences from global operations including value added tax concerns;
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
Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, to establish a multi-year strategic commercial partnership. Pursuant to our MOU, Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). In connection with this investment, we were obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of June 30, 2023, we had paid $16.4 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.6 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and our ability to take delivery of any such equipment, materials and services. While we have no further obligations under the MOU, we have entered into a strategic partnership with Desktop Metal to gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources to accelerate our manufacturing capabilities to include an industrial metal offering. We expect this strategic partnership to benefit our customers and our business, however we cannot be certain if such strategic partnership will be commercially successful. In addition, we may decide to postpone the rollout of the equipment purchased which could result in future impairment charges that would adversely affect our financial position.
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

For example, the conflict between Russia and Ukraine, the possibility of a trade war or other conflict between the United States and China, and other supply and labor disruptions may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, environmental matters, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.
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
Our largest customer accounted for approximately 18% of our revenue for the six months ended June 30, 2023. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.

If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have manufacturing service centers in Eindhoven, the Netherlands, Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflict between Russia and Ukraine), or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
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

Our business, brand, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn, with respect to our SaaS offering, OTTO, depend upon the availability of the internet and our third-party service providers. To meet the growing market demands for our platform, we migrated our key applications and data to the cloud-based infrastructure services provided by Amazon Web Services ("AWS"). Consequently, our primary servers are hosted in AWS-operated data centers. While AWS plays a crucial role in our infrastructure, a portion of our servers are still located in third-party data center facilities operated by Digital Realty in the United States and EcoRacks in Eindhoven. We anticipate shutting down these remaining servers in the second half of 2023.

As we continue to validate the migration of third-party data centers to cloud-based infrastructure services, we may discover new information such as loss or corruption of data, service interruptions, increased cyber threats and activity, and unanticipated expenses, including increased costs of implementation which may affect our business. As we increase our reliance on cloud-based infrastructure services, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of, AWS’ cloud-based infrastructure. We may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If AWS increases its pricing terms, terminates or seeks to terminate our contractual relationship or changes or interprets their terms of service or policies in a manner that is unfavorable, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.

We do not control the operation of AWS or any third-party data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks, war or other military conflict, and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors, or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism, and similar misconduct. And while we rely on service level agreements with our hosting providers, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. These and other similar events beyond our control could negatively affect the use, functionality, or availability of our services.
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
A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war or other military conflict, break-ins and security breaches, contract disputes, labor strikes and other workforce related issues, capacity constraints due to an unusually large number of customers accessing our websites or ordering parts at the same time, and other similar events. In addition, due to geopolitical conflicts, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Bad actors may also leverage artificial intelligence to launch more frequent, targeted and coordinated attacks. These risks are augmented by the fact that our customers come to us largely for our quick-turn manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these customers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our websites and systems as well as managerial, customer service, sales, marketing, and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying, and rectifying problems with these aspects of our systems is to a large extent outside of our control.
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
We collect personal information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with privacy laws in the United States, Europe, and elsewhere, including the General Data Protection Regulations, or GDPR in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. California's latest amendment to the law, the California Privacy Rights Act of 2020, or CPRA, which substantially expands the CCPA, became effective as of January 1, 2023. Virginia, Colorado, Connecticut, Utah and Iowa have also passed comprehensive privacy laws, the majority of which have taken or will take effect in 2023. While these new state privacy laws emulate the CCPA/CPRA and GDPR in many respects, each has requirements that will require particular assessment. Additionally, ongoing interpretations and enforcement of international privacy laws continue to amend or add to existing compliance obligations, such as under the GDPR with respect to international data transfers. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers, which became effective in July 2023. A patchwork of differing and evolving international and domestic privacy and data security requirements may increase the cost and complexity of operating our business and increase our exposure to liability.
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
We are subject to the reporting requirements of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and any rules promulgated thereunder, as well as the rules of the The Nasdaq Stock Market (“Nasdaq”). The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.
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
Our common stock is listed on the Nasdaq under the symbol “SHPW.” However, we cannot assure you that an active trading market for our common stock will be sustained. Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock. The inactive market for our stock may also impair our ability to raise capital to continue to fund operations by issuing equity and may impair our ability to acquire other companies or technologies by using common stock as consideration.
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
On October 6, 2022, we filed a universal shelf registration statement, which permits us to offer up to $50.0 million in the aggregate of certain securities in one or more offerings and in any combination, including in units from time to time, subject to certain limitations. Further, as part of the shelf registration statement, we may also sell up to $13.25 million in the aggregate of shares of common stock pursuant to our ATM Facility, subject to certain limitations. The sale of a substantial number of shares pursuant to our ATM Facility, any securities pursuant to the shelf registration statement or otherwise, or anticipation of any such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the ATM Facility or any securities sold pursuant to the shelf registration statement may have a dilutive effect on our existing stockholders. As of June 30, 2023, no sales of shares pursuant to our ATM Facility had been effected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2023, we issued 156,658 shares of common stock to Linear Acquisition, LLC, in satisfaction of the equity portion of the earnout consideration liability for our April 2022 acquisition of Linear AMS, which securities were valued at approximately $537,000. For more detail regarding the transaction, see Note 4 – Business Acquisitions to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this Report. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Certificate of Amendment to the Certificate of Incorporation of the Company, effective June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-390092), filed with the SEC on June 22, 2023).

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

Shapeways Holdings, Inc.

Dated: August 14, 2023	By: /s/ Alberto Recchi
Alberto Recchi
Chief Financial Officer
(Principal Financial and Accounting Officer)