Form 10-Q
period 2023-09-30
Shapeways Holdings, Inc.
filed 2023-11-14
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023 the registrant had 6,547,873 shares of common stock outstanding.

SHAPEWAYS HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company,” “Shapeways,” “we,” “us” or “our”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives of management and ability to implement additional cost-reduction measures or consummate capital raises or strategic alternatives are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements
SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,517	$30,630
Restricted cash	139	139
Short-term investments	—	9,816
Accounts receivable	3,832	1,606
Inventory	1,998	1,307
Prepaid expenses and other current assets	3,225	6,255
Current assets held for sale	1,857	—
Total current assets	28,568	49,753
Property and equipment, net	5,988	15,627
Operating lease, right-of-use assets, net	1,948	2,365
Goodwill	6,286	6,286
Intangible assets, net	4,379	5,398
Security deposits	99	99
Total assets	$47,268	$79,528
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,657	$2,354
Accrued expenses and other liabilities	3,598	5,950
Current portion of long-term debt	55	—
Operating lease liabilities, current	872	719
Finance lease liability, current	62	—
Other financing obligations, current	40	—
Deferred revenue	1,838	972
Total current liabilities	8,122	9,995
Operating lease liabilities, net of current portion	1,176	1,715
Deferred tax liabilities, net	83	27
Finance lease liability, noncurrent	261	—
Other financing obligations	426	—
Long-term debt	441	—
Total liabilities	10,509	11,737
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 6,547,873 and 6,180,646 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)(1)	1	5
Additional paid-in capital	203,732	201,362
Accumulated deficit	(166,409)	(133,032)
Accumulated other comprehensive loss	(565)	(544)
Total stockholders’ equity	36,759	67,791
Total liabilities and stockholders’ equity	$47,268	$79,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$8,371	$8,449	$25,010	$24,452
Cost of revenue	4,926	4,758	14,872	13,710
Gross profit	3,445	3,691	10,138	10,742
Operating expenses
Selling, general and administrative	10,964	7,605	27,526	20,516
Research and development	2,257	2,572	7,261	6,992
Impairment on assets held for sale	9,680	—	9,680	—
Total operating expenses	22,901	10,177	44,467	27,508
Loss from operations	(19,456)	(6,486)	(34,329)	(16,766)
Other income (expense)
Interest income	247	21	913	23
Interest expense	(35)	(7)	(87)	(7)
Loss on disposal of assets	—	—	(85)	—
Change in fair value of earnout liability	—	1,784	—	1,784
Change in fair value of warrant liabilities	—	31	—	1,558
Other income	70	110	268	149
Total other income (expense), net	282	1,939	1,009	3,507
Loss before income tax expense	(19,174)	(4,547)	(33,320)	(13,259)
Income tax expense	19	3	57	2
Net loss	(19,193)	(4,550)	(33,377)	(13,261)
Net loss per share:
Basic(1)	$(2.75)	$(0.68)	$(4.89)	$(2.00)
Diluted(1)	$(2.75)	$(0.68)	$(4.89)	$(2.00)
Weighted average common shares outstanding:
Basic(1)	6,968,534	6,648,195	6,824,520	6,623,168
Diluted(1)	6,968,534	6,648,195	6,824,520	6,623,168
Other comprehensive income (loss)
Foreign currency translation adjustment	(65)	(125)	(21)	(351)
Comprehensive loss	$(19,258)	$(4,675)	$(33,398)	$(13,612)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
(1) Retroactively adjusted shares issued and outstanding, and per share information to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share amounts)

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2023	6,180,646	$5	$201,362	$(133,032)	$(544)	$67,791
Issuance of common stock for stock-based compensation	20,507	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—
Stock-based compensation expense	—	—	805	—	—	805
Net loss	—	—	—	(7,403)	—	(7,403)
Foreign currency translation	—	—	—	—	39	39
Balance at March 31, 2023	6,201,146	5	202,167	(140,435)	(505)	61,232
Issuance of common stock for stock-based compensation	118,945	—	—	—	—	—
Issuance of common stock upon settlement of earnout consideration liability	156,658	—	537	—	—	537
Restricted stock units withheld for employee tax liability	(34,058)	—	(111)	—	—	(111)
Cancellation of restricted stock	(170)	—	—	—	—	—
Stock-based compensation expense	—	—	476	—	—	476
Redemption of fractional shares on reverse stock split	(85)	—	(4)	—	—	(4)
Net loss	—	—	—	(6,781)	—	(6,781)
Foreign currency translation	—	—	—	—	5	5
Balance at June 30, 2023	6,442,436	5	203,065	(147,216)	(500)	55,354
Issuance of common stock for stock-based compensation	86,876	—	—	—	—	—
Restricted stock units withheld for employee tax liability	(19,360)	—	(58)	—	—	(58)
Cancellation of restricted stock	(1,666)	—	—	—	—	—
Issuance of common stock under the ATM Facility, net of offering costs	39,587	—	118	—	—	118
Stock-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	(19,193)	—	(19,193)
Impact of reverse stock split on Common stock	—	(4)	4	—	—	—
Foreign currency translation	—	—	—	—	(65)	(65)
Balance at September 30, 2023	6,547,873	$1	$203,732	$(166,409)	$(565)	$36,759
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

	Common Stock
	Shares(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at January 1, 2022	6,078,467	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of Legacy Shapeways common stock upon exercise of stock options	27,246	—	99	—	—	99
Stock-based compensation expense	—	—	312	—	—	312
Net loss	—	—	—	(4,037)	—	(4,037)
Transfer of Private Warrants to Public Warrants	—	—	382	—	—	382
Foreign currency translation	—	—	—	—	(52)	(52)
Balance at March 31, 2022	6,105,713	5	198,972	(116,848)	(421)	81,708
Issuance of Legacy Shapeways common stock upon exercise of stock options	45,966	—	189	—	—	189
Stock-based compensation expense	—	—	457	—	—	457
Net loss	—	—	—	(4,674)	—	(4,674)
Transfer of Private Warrants to Public Warrants	—	—	288	—	—	288
Foreign currency translation	—	—	—	—	(174)	(174)
Balance at June 30, 2022	6,151,679	5	199,906	(121,522)	(595)	77,794
Stock issued for stock-based compensation	10,106	—	1	—	—	1
Stock-based compensation expense	—	—	750	—	—	750
Net loss	—	—	—	(4,550)	—	(4,550)
Foreign currency translation	—	—	—	—	(125)	(125)
Balance at September 30, 2022	6,161,785	$5	$200,657	$(126,072)	$(720)	$73,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,377)	$(13,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,467	1,032
Loss from impairment on assets held for sale	9,680	—
Write-off of prepaid services	3,196	—
Write-off of intangible assets	481	—
Loss on disposal of assets	85	—
Stock-based compensation expense	1,884	1,519
Non-cash lease expense	749	687
Deferred income taxes	56	—
Interest receivable on short-term investments	(611)	—
Change in fair value of earnout liability	—	(1,784)
Change in fair value of warrant liabilities	—	(1,558)
Change in operating assets and liabilities:
Accounts receivable	(2,226)	710
Inventory	(662)	(152)
Prepaid expenses and other assets	(89)	(1,335)
Accounts payable	(425)	(396)
Accrued expenses and other liabilities	(1,794)	713
Operating lease liabilities	(721)	(732)
Deferred revenue	866	(458)
Net cash used in operating activities	(21,441)	(15,015)
Cash flows from investing activities:
Purchases of property and equipment	(2,796)	(9,043)
Purchase of short-term investments	(9,769)	—
Proceeds from settlement of short-term investments	20,000	—
Cash paid for acquisitions, net of cash acquired	—	(8,861)
Net cash provided by (used in) investing activities	7,435	(17,904)
Cash flows from financing activities:
Proceeds received from other finance obligations	993	—
Principal payments on finance leases	(45)	—
Payments on other finance obligations	(17)	—
Payments of taxes on restricted stock units withheld for employee taxes	(169)	—
Proceeds from issuance of common stock	118	289
Net cash provided by financing activities	880	289
Net change in cash and cash equivalents and restricted cash	(13,126)	(32,630)
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	13	(112)
Cash and cash equivalents and restricted cash at beginning of period	30,769	79,819
Cash and cash equivalents and restricted cash at end of period	$17,656	$47,077
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$87	$—
Purchase of property and equipment included in accounts payable	$39	$—
Issuance of common stock upon settlement of earnout consideration liability	$537	$—
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
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over 1 million customers in over 180 countries, from inception through September 30, 2023.
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows is as follows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$17,517	$46,941
Restricted cash	139	136
	$17,656	$47,077
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for doubtful accounts was not deemed necessary at September 30, 2023 and December 31, 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Inventory
Inventory consists of raw materials, work-in-process and finished goods at the Company’s distribution centers. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work-in-process are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of September 30, 2023 and December 31, 2022, the Company determined an allowance was not deemed necessary.
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
In March 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal Inc. ("Desktop Metal"), pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In September 2023, the Company identified $11.5 million of such equipment that would not be utilized in its operations and classified the assets as held for sale, at the lower of the carrying value or fair value. The Company recognized $9.7 million of impairment charges during the three and nine months ended September 30, 2023. No impairment charges were recorded for the three and nine months ended September 30, 2022. The Company also wrote off $3.2 million of prepaid services related to such equipment, which was included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive loss. Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over the estimated useful lives or lease terms, as follows:

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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the unaudited condensed consolidated statements of operations and comprehensive loss. No impairment charges were recorded for the three and nine months ended September 30, 2023 and 2022.
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
Under ASC 350, Intangibles - Goodwill and Other, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. Impairment tests are performed on a quarterly basis. Management uses the future discounted cash flows valuation approach to determine the fair value of reporting units and determines whether the fair value of reporting units exceeded its carrying amounts. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The impairment review requires management to make judgments in determining various assumptions with respect to revenues, operating margins, growth rates and discount rates. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. No impairment charges related to Goodwill were recorded for the three and nine months ended September 30, 2023 and 2022.
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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as goodwill. The net assets and results of operations of an acquired entity are included on the Company’s unaudited condensed consolidated financial statements from the acquisition date.
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
Performance obligations are satisfied both at a point of time and over time. All revenue is recognized based on the satisfaction of the performance obligation to date (see Note 6).
Leases
The Company’s lease arrangements relate primarily to office and manufacturing space and equipment. The Company’s leases have initial terms ranging from 2 to 10 years and may include renewal options and rent escalation clauses. The Company is typically required to make fixed minimum rent payments relating to its right to use an underlying leased asset. Additionally, the Company’s leases do not contain significantly restrictive covenants or residual value guarantees.
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
Common Stock Warrant Liabilities
The Company evaluates its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). The Private Warrants (as defined in Note 14) previously met the definition of a derivative under ASC 815, and the Company recorded these warrants as liabilities on the unaudited condensed consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the unaudited condensed consolidated statements of operations and comprehensive loss at each reporting date.
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants (as defined in Note 14). The Company has therefore concluded that as of September 30, 2023 and December 31, 2022, all its warrants met the criteria to be classified in stockholders' equity.
Research and Development Costs
Research and development expenses consist primarily of allocated personnel costs, fees paid to consultants and outside service providers, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the three months ended September 30, 2023 and 2022, research and development costs were $2,257 and $2,572, respectively. For the nine months ended September 30, 2023 and 2022, research and development costs were $7,261 and $6,992, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the three months ended September 30, 2023 and 2022, advertising costs were $321 and $571, respectively. For the nine months ended September 30, 2023 and 2022, advertising costs were $928 and $1,425, respectively. Advertising costs are included in selling, general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.
Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and the Netherlands. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Although the Company believes that it has adequately reserved for uncertain tax positions (including interest and penalties), it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. Carryforward attributes that were generated in tax years prior to those that remain open for examination may still be adjusted by relevant tax authorities upon examination if they either have been, or will be, used in a future period.
In applying the estimated annual effective tax rate approach prescribed under ASC 740-270, Income Taxes - Interim Reporting, and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the three and nine months ended September 30, 2023 and 2022 are neither more likely than not to be realized in the current year, nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets during the three and nine months ended September 30, 2023 and 2022 is zero. The Company’s effective tax rate was (0.17)% and (0.21)% for the three and nine months ended September 30, 2023, respectively and zero percent for the three and nine months ended September 30, 2022, respectively. The Company's effective tax rates differ from the applicable statutory tax rate primarily due to the fact that the Company maintains a full valuation allowance against its deferred tax assets as a result of its historical and current period losses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and Diluted net loss per share computation:
Numerator for basic and diluted net loss per share:
Net loss	$(19,193)	$(4,550)	$(33,377)	$(13,261)
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	6,968,534	6,648,195	6,824,520	6,623,168
Basic and diluted net loss per share	$(2.75)	$(0.68)	$(4.89)	$(2.00)
The following table presents the outstanding shares of common stock equivalents that were excluded from the computation of the diluted net loss per share for the periods in which a net loss is presented because their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock warrants(1)	2,301,250	2,301,250	2,301,250	2,301,250
Earnout Shares	438,800	438,800	438,800	438,800
Unvested RSUs	568,570	655,882	568,570	655,882
(1) The number of shares of common stock subject to the warrants was proportionately decreased as a result of the Reverse Stock Split.
Included in net loss per share are 482,906 and 493,900 shares subject to options due to their nominal exercise prices as of September 30, 2023 and 2022, respectively.
Segment Information
The Company operates and reports in one segment, which focuses on providing additive and traditional manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer. The Company is continually evaluating its operating and reporting segments as the Company continues to grow.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Issued Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements. The amendments in this ASU modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The amendments in this ASU are effective for the interim period June 30, 2027, with early adoption prohibited. The Company is currently evaluating the impact the standard will have on its condensed consolidated financial statements.
Note 3. Going Concern

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company had net loss of $33,377 and $13,261 for the nine months ended September 30, 2023 and 2022, respectively. The Company has incurred losses from operations since inception and as of September 30, 2023, had an accumulated deficit of $166,409 and negative cash flows of $13,126. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements.

The Company initiated a number of cost reduction measures in the quarter ended September 30, 2023, including a reduction in force completed in October 2023, reduction of new hires and reduction in non-critical capital and discretionary operating expenditures. The Company has also identified several further potential actions that could be initiated in a timely manner to extend the cash runway necessary to fund operations and to address the Company’s liquidity needs over the twelve-month period from the date of issuance of these condensed consolidated financial statements. These actions include raising substantial additional capital to fund its operations through equity or debt financings or other sources, strategic collaborations, deferral and reprioritization of certain additional research and development programs that would involve reduced program and headcount spend, further reduction in force, realignment of operating infrastructure including closing or downsizing manufacturing facilities, and further reduction in non-critical capital and discretionary operating expenditures including personnel costs, travel and recruitment, additional equipment and business support spend. Although the Company is continuing to explore actions to maximize shareholder value and management has taken actions to reduce cash use, it cannot be sure these actions will sufficiently reduce or eliminate future losses.

Furthermore, the Company has been working with advisors in considering the strategic alternatives available to the Company. Potential strategic alternatives may include, without limitation, a sale of a material portion of the Company’s assets, merger, business combination, or other strategic transaction. The Company has not made a decision to pursue or not pursue any particular strategic alternative, and there can be no assurance that this process will result in any transaction.

The Company believes management’s plans may not provide sufficient liquidity to meet its financial obligations and maintain levels of liquidity over the twelve-month period from the date of issuance of these financial statements. As such, the Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these condensed consolidated financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.
Note 4. Short-term Investments
As of September 30, 2023, the Company's short-term investments consisted of U.S. Treasury Securities classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of 3 months or less to be cash and cash equivalents and investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value, excluding gross unrealized holding gains or losses and fair value as of September 30, 2023 and December 31, 2022 were as follows:

September 30, 2023
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value September 30, 2023
Classified as Cash and cash equivalents
U.S. Treasury Securities	$14,933	$45	$—	$14,978

Classified as short-term investments
U.S. Treasury Securities	$—	$—	$—	$—

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
Note 5. Business Acquisitions
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
The Company has determined that the impact of the MFG Purchase was not material to its condensed consolidated financial statements; therefore, separate presentation of revenue and earnings since the acquisition date and pro forma information are not required nor included herein.
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
The holdback consideration represents the portion of the purchase price payable 12 months from the closing date, subject to reduction for certain indemnifications and other potential obligations of Linear AMS. The estimated fair value of the earnout consideration liability at acquisition was determined using a Monte Carlo simulation based on certain performance metrics for the 12 months ended December 31, 2022. During 2022, the Company recognized a non-cash gain of $1,824 as a result of the actual revenue performance of Linear for the year ended December 31, 2022. The final earnout consideration liability was paid in cash of $539 and a non-cash issuance of equity valued at $537 in April 2023.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company has accounted for the Linear AMS Purchase as a business combination in accordance with ASC 805. The following table summarizes the fair values of assets acquired and liabilities assumed as of the acquisition date:

May 9, 2022
Assets acquired:
Cash and cash equivalents	$29
Accounts receivable	1,117
Inventory	214
Prepaid expenses	34
Security deposits	92
Property and equipment, net	2,086
Right-of-use assets	2,131
Goodwill	2,497
Intangible assets, net	4,199
Total assets acquired	12,399
Liabilities assumed:
Accounts payable	308
Accrued expenses and other liabilities	170
Operating lease liability	2,131
Total liabilities assumed	2,609
Net assets acquired	$9,790
The estimated useful lives of the identifiable intangible assets acquired is as follows:

	May 9, 2022	Estimated Life (in years)
Customer relationships	$2,822	10
Trade name	647	10
Noncompetition agreement	52	2
Favorable operating lease	699	4
Unfavorable operating lease	(21)	4
Total intangible assets	$4,199
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
Note 6. Revenue Recognition
Under ASC 606, revenue is recognized throughout the life of the executed agreement. The Company measures revenue based on consideration specified in a contract with a customer. Furthermore, the Company recognizes revenue when a performance obligation is satisfied by transferring control of the product or service to the customer which could occur over time or at a point in time.
A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as (or when) they are performed. Substantially all customer contracts provide that compensation is received for services performed to date. Payments from customers are based on billing terms established in the contracts with each customer, which vary by the type of customer and the product or services offered. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
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
The following table presents the Company's revenue disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Major products and service lines:
Direct sales	$6,773	$6,457	$19,247	$18,901
Marketplace sales	776	1,403	3,571	4,383
Software	822	589	2,192	1,168
Total revenue	$8,371	$8,449	$25,010	$24,452
Timing of revenue recognition:
Products transferred at a point in time	$776	$1,403	$3,571	$4,383
Products and services transferred over time	7,595	7,046	21,439	20,069
Total revenue	$8,371	$8,449	$25,010	$24,452

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue activity consisted of the following:

	September 30, 2023	December 31, 2022
Balance at beginning of the period	$972	$921
Deferred revenue recognized during period	(25,010)	(33,157)
Additions to deferred revenue during period	25,876	33,208
Total deferred revenue	$1,838	$972
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $972 of deferred revenue as of January 1, 2023 was recognized during the nine months ended September 30, 2023. The opening balance of accounts receivable as of January 1, 2022 was $1,372.
Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with Customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 7. Inventory
Components of inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$1,283	$849
Work-in-process	485	209
Finished goods	230	249
Total	$1,998	$1,307
Note 8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$2,251	$1,384
VAT receivable	914	990
Prepaid insurance	12	401
Prepaid service expenses	—	3,231
Security deposits	—	175
Other current assets	48	74
Total	$3,225	$6,255

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 9. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$10,659	$10,450
Computers and IT equipment	1,136	1,138
Leasehold improvements	2,773	2,429
Furniture and fixtures	106	81
Vehicles	42	42
Assets to be placed in service	189	11,749
Property and equipment	14,905	25,889
Less: Accumulated depreciation	(8,917)	(10,262)
Property and equipment, net	$5,988	$15,627
For the three months ended September 30, 2023 and 2022, depreciation expense totaled $335 and $285, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense totaled $929 and $721, respectively. Of these amounts, depreciation charged to cost of revenue was $273 and $249 for the three months ended September 30, 2023 and 2022, respectively and $789 and $616 for the nine months ended September 30, 2023 and 2022, respectively.
On March 26, 2021, the Company entered into a MOU with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. In September 2023, the Company identified $11.5 million of equipment that would not be utilized in its operations and classified the assets as held for sale at the lower of the carrying value or fair value. The Company recognized $9.7 million of impairment charges on these assets during the three and nine months ended September 30, 2023. The Company also wrote off $3.2 million of prepaid services related to such equipment, which was included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Note 10. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Balance, beginning of period	$6,286	$1,835
Acquired goodwill	—	4,451
Balance, end of period	$6,286	$6,286
The Company had no accumulated impairment losses on goodwill during the three and nine months ended September 30, 2023 and 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Intangible assets consisted of the following as of September 30, 2023:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$3,086	$(437)	$2,649	10
Trade name	987	(140)	847	10
Acquired software platform	910	(129)	781	10
Customer lists	190	(90)	100	3
Noncompetition agreement	52	(37)	15	2
Unfavorable operating lease	(21)	8	(13)	4
Total intangible assets, net	$5,204	$(825)	$4,379
During the three and nine months ended September 30, 2023, the Company wrote off $481 of intangible assets related to the favorable operating lease. There were no intangible assets written off during the three and nine months ended September 30, 2022.
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
The Company recognized $160 and $188 of amortization expense during the three months ended September 30, 2023 and 2022, respectively and $538 and $311 of amortization expense during the nine months ended September 30, 2023 and 2022, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of September 30, 2023 will be as follows:

Amortization expense
Remainder of 2023	$146
2024	565
2025	514
2026	497
2027	498
Thereafter	2,159
Total	$4,379

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 11. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued compensation	$1,544	$1,504
Holdback consideration	400	1,100
Accrued selling expenses	605	487
Taxes payable	71	339
Accrued acquisition of property and equipment	39	225
Earnout consideration liability	—	1,076
Other accrued expenses and other liabilities	939	1,219
Total	$3,598	$5,950
Note 12. Commitments and Contingencies
Leases
During the three and nine months ended September 30, 2023, the Company maintained six leases of facilities located in the United States and the Netherlands, as well as two leases of equipment classified as finance leases. In addition, the Company has two failed sale-leaseback transactions that have been recorded as finance obligations within its unaudited condensed consolidated balance sheets. See Note 13 for additional information.
The table below presents certain information related to the Company’s lease costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$249	$302	$749	$687
Finance lease expense	12	—	31	—
Interest expense on finance lease liabilities	5	—	14	—
Total lease cost	$266	$302	$794	$687
The Company recorded sublease income of $62 and $108 during the three months ended September 30, 2023 and 2022, respectively and $221 and $142 during the nine months ended September 30, 2023 and 2022, respectively. The sublease income is associated with the Company's sublease of its facility in Michigan.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Right-of-use assets and lease liabilities for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets, net	$1,948	$2,365
Finance lease right-of-use assets, net	323	—
Total lease assets	$2,271	$2,365
Liabilities:
Current liabilities:
Operating lease liabilities, current	$872	$719
Finance lease liability, current	62	—
Non-current liabilities:
Operating lease liabilities, net of current portion	1,176	1,715
Finance lease liability, net of current portion	261	—
Total lease liabilities	$2,371	$2,434
The Company’s lease agreements do not state an implicit borrowing rate, therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating and finance leases was 2.33 years and 4.49 years, respectively and the weighted-average incremental borrowing rate for operating and finance leases was 6.93% and 8.24%, respectively, as of September 30, 2023.
Supplemental cash flow information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Operating cash flows from operating leases	$721	$732
Financing cash flows from finance leases	$45	$—
Lease liabilities arising from obtaining right-of-use assets	$595	$—
As of September 30, 2023, future minimum lease payments required under operating and finance leases are as follows:

	Operating Leases	Finance Leases
Rest of 2023	$242	$22
2024	965	87
2025	791	87
2026	236	87
2027	—	87
Thereafter	—	18
Total minimum lease payments	2,234	388
Less effects of discounting	(186)	(65)
Present value of future minimum lease payments	$2,048	$323

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Desktop Metal
As of September 30, 2023, the Company had paid $16.4 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.6 million of equipment, materials and services to be purchased under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal's inventory management and logistics systems and the Company's ability to take delivery of any such equipment, materials and services. The Company has no further obligations under the MOU.
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s unaudited condensed consolidated financial position or results of operations as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022, respectively.
Note 13. Financing Obligations
Failed Sale-Leaseback
During February and March 2023, the Company entered into two lease transactions with Rabo Lease BV (“Rabo”), whereby it sold equipment to Rabo and leased back the equipment for an initial term of four years. The Company concluded that the lease arrangements would be classified as a failed sale-leaseback transaction and accounted as a financing obligation as it has the option to repurchase the assets at a fixed price at the end of the term. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing obligation. The assets under failed sale-leaseback transactions are included within property and equipment, net and the proceeds from the transactions are recorded as a financing obligation on the Company's unaudited condensed consolidated balance sheets.
The weighted average interest rate of 20.5% was used to impute interest on the failed sale-leaseback transactions. Interest expense recognized for the three and nine months ended September 30, 2023 was $24 and $64, respectively.
As of September 30, 2023, future financing obligation payments under the failed sale-leaseback transactions are as follows:

Finance Obligations
Rest of 2023	$33
2024	132
2025	132
2026	132
2027	13
Total payments	442
Less: imputed interest	(270)
Financing obligation at end of term	294
Total financing obligations	$466
Other Financing Arrangements
In August 2023, the Company entered into a financing agreement with Mitsubishi HC Capital America (“Financing Agreement”) for $500 using certain equipment as collateral. The Financing Agreement is payable in monthly installments beginning September 1, 2023 and has a maturity date of August 31, 2030. The effective interest rate on the Financing

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Agreement is 8.09%. Interest expense of $4 was recognized for the three and nine months ended September 30, 2023. As of September 30, 2023, the amount outstanding under the Financing Agreement was $496.
The scheduled maturities of the Company’s Financing Agreement are as follows:

Financing Agreement
Rest of 2023	$13
2024	56
2025	61
2026	67
2027	72
Thereafter	226
Total payments	$496
Note 14. Stockholders’ Equity
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
The Company has issued and outstanding 6,547,873 and 6,180,646 shares of common stock as of September 30, 2023 and December 31, 2022, respectively.
Public Warrants
Prior to the Merger, the Company had outstanding 13,800,000 warrants entitling the holder to exercise eight warrants to purchase one share of common stock at an exercise price of $92.00 per share (the "Public Warrants"). The Public Warrants became exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.
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
There were 18,410,000 warrants outstanding, representing 2,301,250 shares subject to warrants, as of September 30, 2023 and December 31, 2022.
Note 15. Stock-Based Compensation
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
In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Plan (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) ten percent (10%) of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s common stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC 718. The Company did not grant any additional Earn-Out RSUs during the three and nine months ended September 30, 2023.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 612,650 shares of the Company’s common stock under the 2010 Plan at an average exercise price of $4.96 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. On the first day of each calendar year, beginning on January 1, 2022 and continuing until (and including) January 1, 2031, the number of shares available under the 2021 Plan will automatically increase by a number equal to the lesser of (a) five percent of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (b) a number of shares of our common stock determined by the Company’s Board of Directors. As of September 30, 2023, 1,565,630 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2021 Plan. As of September 30, 2023, 597,619 shares remain available for issuance under the 2021 Plan.
2022 New Employee Equity Incentive Plan
In September 2022, the Company adopted the 2022 New Employee Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the granting of restricted stock awards, stock options and other share-based rewards to individuals who were not previously employees of the Company, as an inducement material to the individual's entry into employment with the Company within the meaning of Listing Rule 303A.08 of the New York Stock Exchange ("NYSE"). The 2022 Plan was adopted by the Board of Directors without stockholder approval pursuant to NYSE Listing Rule 303A.08 (which was the stock exchange on which the Company's securities were then trading). As of September 30, 2023, 625,000 shares of common stock are authorized for issuance pursuant to awards under the 2022 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2022 Plan. As of September 30, 2023, 412,674 shares remain available for issuance under the 2022 Plan.
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
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were 410,793 stock options granted during nine months ended September 30, 2023. There were no stock options granted during the nine months ended September 30, 2022.
The assumptions used to estimate the fair value of stock options granted during the periods presented were as follows:

Nine Months Ended September 30, 2023
Strike price	$2.64 - $3.40
Expected term (in years)	6.25
Expected volatility	110.67% - 132.00%
Risk-free interest rate	3.79% - 4.19%
Dividend yield	—%

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The following table summarizes the Company’s stock option activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	497,402	$5.16	5.67
Granted	—	—
Forfeited	(2,287)	3.78
Exercised	(32)	3.92
Outstanding at March 31, 2023	495,083	5.16	4.37	$—
Granted	375,168	2.74
Forfeited	(12,294)	2.88
Exercised	—	—
Outstanding at June 30, 2023	857,957	4.14	6.55	$374
Granted	35,625	3.26
Forfeited	(16,355)	3.73
Exercised	—	—
Outstanding at September 30, 2023	877,227	$4.11	6.46	$162
Exercisable at September 30, 2023	482,906	$5.20	3.91	$67
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. As of September 30, 2023, approximately $541 of unrecognized compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 3.32 years.
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	870,126	$12.08
Granted	10,901	4.56
Forfeited	(79,218)	7.52
Settled	(20,475)	25.44
Outstanding at March 31, 2023	781,334	12.40	$2,146
Granted	30,573	3.30
Forfeited	(35,825)	8.89
Settled	(118,945)	12.75
Outstanding at June 30, 2023	657,137	12.00	$2,471
Granted	7,500	3.11
Forfeited	(86,876)	7.40
Settled	(9,191)	9.08
Outstanding at September 30, 2023	568,570	$12.45	$1,791

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The total fair value of restricted stock unit awards settled during the nine months ended September 30, 2023 was $2,121. The total restricted stock unit awards settled include 19,360 and 53,418 shares withheld for employee tax liability during the three and nine months ended September 30, 2023.
Total unrecognized compensation expense related to outstanding restricted stock unit awards was approximately $4,909 as of September 30, 2023 and is expected to be recognized over the weighted average period of 2.59 years.
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of September 30, 2023, 172,749 shares of common stock are available for purchase under the ESPP. As of September 30, 2023, the Company had not launched the ESPP and thus no shares have been purchased under the ESPP.
Note 16. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023 and December 31, 2022. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services is estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements. The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities - U.S Treasury Securities	2	$14,933	$29,680

Liabilities:
Earnout consideration liability	3	$—	$1,076

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Earnout Consideration Liability
There was no change in the fair value of the earnout consideration liability during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized income resulting from a change in the fair value of the earnout liability of $1,784. The final earnout consideration liability was paid in cash of $539 and a non-cash issuance of equity valued at $537 in April 2023.
Warrant Liabilities
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants. As a result of these letter agreements, there was no change in fair value of warrant liabilities recognized for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized income resulting from a change in the fair value of warrant liabilities of $31 and $1,558, respectively.
Fair Value on a Non-Recurring Basis
At the Closing, there were 438,800 shares of common stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of common stock reaching targets of $112.00 and $128.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways stockholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the common stock at Closing ($61.60), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of September 30, 2023, there were 438,800 Earnout Shares unvested and remaining subject to the Earnout Terms.
Note 17. Significant Concentrations
One customer accounted for approximately 16% and 18% of revenue for the three months ended September 30, 2023 and 2022, respectively. No other customers represented more than 10% of revenue for the three months ended September 30, 2023 and 2022.
One customer accounted for approximately 17% and 20% of revenue for the nine months ended September 30, 2023 and 2022, respectively. No other customers represented more than 10% of revenue for the nine months ended September 30, 2023 and 2022.
No vendor accounted for more than 10% of purchases for the nine months ended September 30, 2023. One vendor accounted for 37% of purchases for the nine months ended September 30, 2022. No other vendors represented more than 10% of purchases for the nine months ended September 30, 2022.
As of September 30, 2023, two customers accounted for approximately 16% and 13% of accounts receivable. As of December 31, 2022, two customers accounted for approximately 17% and 16% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, one vendor accounted for more than 10% of accounts payable. As of December 31, 2022, one vendor represented approximately 10% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of December 31, 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 18. Subsequent Events
In October 2023, a first lot of assets held for sale related to the Desktop Metal MOU was auctioned and sold to the highest bidder, resulting in approximately $344.9 in cash to the Company as of the date of this filing. See Note 9 for more information.

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
In April 2022 we acquired MFG.com ("MFG") and MakerOS, Inc. ("MakerOS"), which we believe will help further our software strategy and are expected to help accelerate the phased rollout of our software offering, OTTO. We believe that offering our OTTO software to other manufacturers will enable us to generate future revenue. We expect to further commercialize our software, which we expect will provide software customers with an end-to-end software for their manufacturing operations and expand the manufacturing capabilities that they offer to their customers. We have seen an increase in revenues from sales of our software to date, however, it may never scale to our expectations. In July 2023, we announced the launch of a 3D Model Viewer for our software offering deployed via the MFG brand. This feature is available for manufacturers on the MFG.com platform and is intended to accelerate and improve the quoting process. The 3D Model Viewer provides manufacturers with a unified platform and the latest technology for viewing 3D models of custom parts, which streamlines the quoting process, and allows for greater accuracy and speed. In addition to providing multiple benefits for manufacturers, the enhanced 3D capability also streamlines the purchasing experience for buyers because they can receive faster, more precise quotes.

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

Raw Material, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, energy costs, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the Russian invasion of Ukraine, the potential impacts of the Israel-Hamas conflict, geopolitical tensions between the Unites States and China, a potential U.S. government shutdown and other supply and labor disruptions along with inflationary or recessionary factors, could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.
Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” Approximately 77% of our revenue was designated as Direct Sales, during each of the nine months ended September 30, 2023 and 2022. We recognize the sale of our products through our e-commerce website over time.
During the nine months ended September 30, 2023 and 2022, approximately 14% and 18% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website.
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

Impairment on Assets Held for Sale
In March 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Report). Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. As of September 30, 2023, we had paid $16.4 million to Desktop Metal for equipment, materials and services received. In September 2023, we identified approximately $11.5 million of such equipment that would not be utilized in our operations and classified the assets as held for sale, at the lower of the carrying value or fair value, and as a result we recognized $9.7 million of impairment charges on these assets.
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
Income Tax Expense (Benefit)
We file consolidated income tax returns in the United States and in various state jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, we record a valuation allowance to reduce any deferred tax assets that we determine will not be realizable in the future.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$8,371	$8,449	$(78)	(1)%
Revenue for each of the three months ended September 30, 2023 and 2022 was $8.4 million. Revenue remained fairly consistent compared to the prior year, as a 7% increase in average revenue per customer was offset by an 8% decrease in customer count.
Cost of Revenue

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of Revenue	$4,926	$4,758	$168	4%
Cost of revenue for the three months ended September 30, 2023 and 2022 was $4.9 million and $4.8 million, respectively, representing an increase of $0.2 million, or 4%. The increase in cost of revenue was primarily due to a 7% combined net increase in costs of materials, labor and shipping, partially offset by a 3% decrease in overhead expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross Profit	3,445	3,691	$(246)	(7)%
Gross profit for the three months ended September 30, 2023 and 2022 was $3.4 million and $3.7 million, respectively, representing a decrease of $0.2 million, or 7%.

	Three Months Ended September 30,		Change
	2023	2022	Points	%
Gross Margin	41%	44%	(3)	(7)%

Selling, General and Administrative
SG&A expenses for the three months ended September 30, 2023 and 2022 were $11.0 million and $7.6 million, respectively, representing an increase of $3.4 million, or 45%. The increase in SG&A expenses primarily resulted from a $3.2 million write-off of prepaid services related to Desktop Metal equipment that would not be utilized in our operations, audit and restructuring costs related to our move out of the Long Island City facility and consolidation of our U.S. manufacturing capabilities in Livonia, Michigan.

Research and Development
Research and development expenses for the three months ended September 30, 2023 and 2022 were $2.3 million and $2.6 million, respectively, representing a decrease of $0.3 million, or 12%. The decrease in research and development expenses was primarily due to a decrease in personnel cost.
Impairment on Assets Held for Sale
Impairment on assets held for sale for the three months ended September 30, 2023 was $9.7 million. We did not record an impairment on assets held for sale for the three months ended September 30, 2022.
Change in Fair Value of Warrant Liabilities
There was no change in fair value of the warrant liabilities for the three months ended September 30, 2023 and a gain of an insignificant amount for the three months ended September 30, 2022. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.
Interest Expense
We recorded an insignificant amount of interest expense for each of the three months ended September 30, 2023 and 2022.
Interest Income
Interest income for the three months ended September 30, 2023 was $0.2 million which related to interest earned on our investments in short-term marketable securities. Interest income for the three months ended September 30, 2022 was insignificant.
Other Income
Other income was $0.1 million each for the three months ended September 30, 2023 and 2022, and was primarily related to rental income associated with our sublease of our facility in Michigan.
Income Taxes
We recorded an insignificant amount of income tax expense for the three months ended September 30, 2023 and 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$25,010	$24,452	$558	2%

Revenue for the nine months ended September 30, 2023 and 2022 was $25.0 million and $24.5 million, respectively, representing an increase of $0.6 million, or 2%. The increase in revenue was primarily due to a 13% increase in average revenue per customer partially offset by a 10% decrease in customer count during the period.

Cost of Revenue

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of Revenue	$14,872	$13,710	$1,162	8%

Cost of revenue for the nine months ended September 30, 2023 and 2022 was $14.9 million and $13.7 million, respectively, representing an increase of $1.2 million, or 8%. The increase in cost of revenue was primarily due to a 10% combined increase in costs of materials, outsourced vendors, labor, shipping and machine costs, partially offset by a 2% decrease in overhead costs.
Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross Profit	$10,138	$10,742	$(604)	(6)%

Gross profit for the nine months ended September 30, 2023 and 2022 was $10.1 million and $10.7 million, respectively, representing a decrease of $0.6 million or 6%.

	Nine Months Ended September 30,		Change
	2023	2022	Points	%
Gross Margin	41%	44%	(3)	(7)%
Selling, General and Administrative
SG&A expenses for the nine months ended September 30, 2023 and 2022 were $27.5 million and $20.5 million, respectively, representing an increase of $7.0 million, or 34%. The increase in SG&A expenses primarily resulted from a $3.2 million write-off of prepaid services related to Desktop Metal equipment that would not be utilized in our operations, amortization related to the intangibles acquired as part of the 2022 acquisitions, and restructuring costs related to our transition to our Michigan manufacturing facility.
Research and Development
Research and development expenses for the nine months ended September 30, 2023 and 2022 were $7.3 million and $7.0 million, respectively, representing an increase of $0.3 million, or 4%. The increase in research and development expenses was primarily due to an increase in personnel cost during the nine months ended September 30, 2023.
Impairment on assets held for sale
Impairment on assets held for sale for the nine months ended September 30, 2023 was $9.7 million. We did not record an impairment on assets held for sale for the nine months ended September 30, 2022.
Change in Fair Value of Warrant Liabilities
There was no change in fair value of warrant liabilities for the nine months ended September 30, 2023 and a gain of $1.6 million for the nine months ended September 30, 2022. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants assumed pursuant to the Merger.
Interest Expense
Interest expense for the nine months ended September 30, 2023 was $0.1 million which was primarily related to interest expense associated with our finance lease liability and other financing obligations. There was an insignificant amount of interest expense for the nine months ended September 30, 2022.

Other Income
Other income for the nine months ended September 30, 2023 and 2022 was $0.3 million and $0.1 million, respectively, and primarily related to rental income associated with the sublease of our facility in Michigan.
Loss on Disposal of Assets
Loss on disposal of assets for the nine months ended September 30, 2023 was $0.1 million which was primarily related to disposal of assets in connection with our move from our previously leased facility in Long Island City, New York. We did not record a loss on disposal of assets recorded for the nine months ended September 30, 2022.
Income Taxes
Income tax benefit was insignificant for the nine months ended September 30, 2023 and 2022.
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

We define Adjusted EBITDA as net loss excluding interest expense, net of interest income, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, change in fair value of warrant liabilities, change in fair value of earnout liabilities, acquisition costs, restructuring costs, impairment costs, write-offs and other (which includes other income and non-operating gains and losses).

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

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net loss	$(19,193)	$(4,550)	$(33,377)	$(13,261)
Interest expense, net	(212)	(14)	(826)	(16)
Depreciation and amortization	495	473	1,467	1,032
Stock-based compensation expense	603	1,207	1,884	1,519
Impairment on assets held for sale	9,680	—	9,680	—
Write-offs of prepaid services	3,196	—	3,196	—
Write-offs of intangible assets	481	—	481	—
Change in fair value of earnout liability	—	(1,784)	—	(1,784)
Change in fair value of warrant liabilities	—	(31)	—	(1,558)
Income tax expense	19	3	57	2
Acquisition costs	—	—	—	373
Restructuring costs	16	190	303	190
Other	(57)	(109)	(217)	(148)
Adjusted EBITDA	$(4,972)	$(4,615)	$(17,352)	$(13,651)
Liquidity and Capital Resources
We have incurred losses from operations in each of our annual reporting periods since our inception and as of September 30, 2023, we had an accumulated deficit of $166.4 million. We had net losses of $33.4 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively. We believe we may continue to incur operating losses and negative cash flow in the future.
In accordance with Accounting Standards Update 2014-15 ("ASC Topic 205-40"), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. Management considered our current projections of future cash flows, current financial condition and sources of liquidity for at least one year from the issuance date of the unaudited condensed consolidated financial statements included within this Report in considering whether we have the ability to meet our obligations. As of September 30, 2023, we had $17.5 million in cash and cash equivalents, $0.1 million in restricted cash and negative cash flows of $13.1 million. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for one year following the issuance of these financial statements. Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our working capital items.
Management initiated a number of cost reduction measures in the quarter ended September 30, 2023, including a reduction in force completed in October 2023, reduction of new hires and reduction in non-critical capital and discretionary operating expenditures. We have also identified several further potential actions that could be initiated in a timely manner to extend the cash runway necessary to fund operations and to address our liquidity needs over the twelve-month period from the date of the unaudited condensed consolidated financial statements included within this Report. These actions include raising substantial additional capital to fund our operations through equity or debt financings or other sources, strategic collaborations, deferral and reprioritization of certain additional research and development programs that would involve reduced program and headcount spend, further reduction in force, realignment of operating infrastructure including closing or downsizing manufacturing facilities, and further reduction in non-critical capital and discretionary operating expenditures including personnel costs, travel and recruitment, additional equipment and business support spend. Although we are continuing to explore actions to maximize shareholder value and management has taken actions to reduce cash use, we cannot be sure these actions will sufficiently reduce or eliminate future losses.
Furthermore, we have been working with advisors to consider strategic alternatives. Potential strategic alternatives may include, without limitation, a sale of a material portion of assets, merger, business combination, or other strategic transaction. We have not made a decision to pursue or not pursue any particular strategic alternative, and there can be no assurance that this process will result in any transaction.
On October 6, 2022, we filed a universal shelf registration statement which permits us to offer up to $50 million in the aggregate of certain securities, in one or more offerings and in any combination. As part of the shelf registration statement, we filed a prospectus supplement registering for sale from time to time up to $13.25 million in the aggregate of shares of common stock pursuant to an at-the-market facility (the "ATM Facility"), subject to certain limitations. To date, sales conducted under the ATM Facility have been immaterial.
Our growth strategy includes exploring strategic partnerships. On March 26, 2021, we entered into the MOU with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. As of September 30, 2023, we paid $16.4 million to Desktop Metal for equipment, materials and services received and placed purchase orders for another $3.6 million of equipment, materials and services to be purchased under the MOU. We have no further obligations under the MOU. The timing of payments for these purchase orders may depend on a number of factors, including Desktop Metal’s inventory management and logistics systems, and our ability to take delivery of any such equipment, materials and services. In September 2023, we identified approximately $11.5 million of such equipment that would not be utilized in our operations and reclassified the assets as held for sale.
We will continue to make significant efforts to raise capital and identify and evaluate potential strategic alternatives; however, there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate a capital-raising transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make additional reductions in our workforce or other restructuring intended to improve operational efficiencies and operating costs, liquidate all or a portion of our assets or pursue other strategic alternatives.
Cash Flow Summary for the nine months ended September 30, 2023 and 2022
The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(21,441)	$(15,015)
Net cash provided by (used in) investing activities	7,435	(17,904)
Net cash provided by financing activities	880	289
Net change in cash and cash equivalents and restricted cash	$17,656	$47,077
Operating Activities
Net cash used in operating activities was $21.4 million for the nine months ended September 30, 2023, primarily consisting of net loss of $33.4 million, net cash outflow from working capital of $5.1 million and interest receivable on short-term investments of $0.6 million, partially offset by impairment on assets held for sale of $9.7 million, write-off of prepaid services of $3.2 million, stock-based compensation expense of $1.9 million, depreciation and amortization expense of $1.5 million, lease expense of $0.7 million, and loss on disposal of assets of $0.1 million.
Net cash used in operating activities was $15.0 million for the nine months ended September 30, 2022, primarily consisting of net loss of $13.3 million, net cash outflow from working capital of $1.7 million, gain on change in fair value of earnout liability of $1.8 million and gain on change in fair value of warrant liability of $1.6 million, partially offset by stock-based compensation expense of $1.5 million, depreciation and amortization expense of $1.0 million, and lease expense of $0.7 million.
Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $7.4 million, which consisted primarily of proceeds from the settlement of short-term investments of $20.0 million, partially offset by purchases of short-term investments of $9.8 million and purchases of property and equipment of $2.8 million.

During the nine months ended September 30, 2022 net cash used in investing activities was $17.9 million, which consisted of $9.0 million for purchases of property and equipment and $8.9 million related to the net cash paid for the 2022 acquisitions.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $0.9 million resulting primarily from proceeds from other financing obligations and $0.1 million of proceeds from the exercises of employee stock options, partially offset by $0.2 million from shares subject to restricted stock units withheld to pay employee taxes.
During the nine months ended September 30, 2022, net cash provided by financing activities was $0.3 million resulting from proceeds from the exercises of employee stock options.
Contractual Obligations and Commitments
See Note 12, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 included elsewhere in this Report for further discussion of our commitments and contingencies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, which is the end of the three-month period covered by this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.
•If we are unable to achieve our cost-reduction goals, we may need to perform additional cost-reduction measures such as a further reduction in force.
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
We experienced net losses of $19.2 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively and net losses of $33.4 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $166.4 million. We believe we may continue to incur operating losses and negative cash flow in the near-term as we continue to invest significantly in our business, in particular in new printing hardware and materials, sales and marketing programs and software services. These investments may not result in increased revenue or growth in our business.
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
Our primary use of cash is to fund our operations. As of September 30, 2023, we had $17.5 million in cash and cash equivalents, and $0.1 million in restricted cash. We have enacted cost savings measures to preserve capital, but to maintain an adequate amount of available liquidity and execute our current operating plan, we will need to raise additional funds from external sources. We have not secured such funding at the time of this filing. We regularly consider fundraising opportunities and expect to determine the timing, nature and size of future financings based upon various factors, including market conditions, and our operating plans. We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we raise funds through future issuances of equity or convertible debt securities, including through our existing ATM Facility, our existing stockholders could suffer significant dilution, and any new equity securities or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If additional funding is required, there can be no assurance that additional funds will be available to us on acceptable terms on a timely basis, if at all. If we are unable to obtain additional funding when needed, we may need to curtail planned activities to reduce costs, which could include a reduction in workforce, portfolio optimization, and further reductions in other operating expenses. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects. Our ability to access any existing or future capital is also dependent on the condition of the banking system and financial markets.

We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.

Given our current financial condition, we are exploring strategic alternatives and potential options for our business (a “Strategic Transaction”), including, without limitation, a sale of a material portion of our assets, a merger, business combination, or other strategic transaction, and obtaining additional financing on a secured or unsecured basis. There can be no assurances that any particular Strategic Transaction, or series of Strategic Transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results.

In the event we pursue a Strategic Transaction, the value that will be available to our various stakeholders, including our creditors and stockholders, is uncertain and our operations, our ability to develop and execute our business plan, our continuation as a going concern, and our ability to generate value for shareholders, if any, will be subject to the risks and uncertainties associated with any such transaction. Because of the risks and uncertainties associated with any Strategic Transaction, we cannot accurately predict or quantify the ultimate impact of events that could occur.

If we are unable to achieve our cost-reduction goals, we may need to perform additional cost-reduction measures such as a further reduction in force.

In October 2023, in connection with our efforts to reduce costs, we completed a reduction in force. During the quarter ended September 30, 2023, we also reduced new hires and ancillary expenditures. We believe these actions were necessary to streamline our organization and preserve cash; however, these expense reduction measures may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

In addition, although positions have been eliminated, the duties performed in these positions remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers. We may also discover that the reductions in workforce and cost-cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.

If we are required to perform a further reduction in headcount, this could adversely impact employee retention and morale, including through a loss of continuity, a loss of accumulated knowledge and/or inefficiency during transitional periods. Laid-off employees could also make claims against us for additional compensation, causing us to incur additional expense. A reduction could also adversely impact our reputation as an employer and could make it difficult for us to hire new employees in the future.
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
To support the continued growth of our business, we must effectively recruit, hire, integrate, develop, motivate, and retain additional new employees. High demand exists for senior management and other key personnel (including technical, engineering, product, finance, and sales personnel) in the digital manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel and some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research and development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new offerings or new applications for existing offerings. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs. In addition, our reduction in force in October 2023, and any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees.

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
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the nine months ended September 30, 2023, we derived approximately 28% of our revenue from outside the United States. Accordingly, we face significant operational risks from doing business internationally.
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
•supply chain disruptions, which may be exacerbated by the conflict between Russia and Ukraine, the Israel-Hamas conflict, and other geo-political tensions;
•potential adverse tax consequences from global operations including value added tax concerns;
•seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;
•rapid changes in government, economic, and political policies and conditions; and
•political or civil unrest or instability, regional or larger scale conflicts or geo-political actions, including war or other military conflicts (such as the conflicts between Russia and Ukraine and between Israel and Hamas), terrorism or epidemics, and other similar outbreaks or events.
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
Our growth strategy includes exploring strategic partnerships in order to maximize our potential. On March 26, 2021, we entered into the MOU with Desktop Metal, to establish a multi-year strategic commercial partnership and gain access to Desktop Metal’s additive manufacturing hardware technology, solutions and resources in order to accelerate our manufacturing capabilities to include an industrial metal offering. We cannot be certain if such strategic partnership will be commercially successful.
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
For example, the conflicts between Russia and Ukraine and between Israel and Hamas, the possibility of a trade war or other conflict between the United States and China, a potential U.S. government shutdown, and other supply and labor disruptions may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe, the Middle East and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, environmental matters, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.
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
Our largest customer accounted for approximately 17% of our revenue for the nine months ended September 30, 2023. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.
If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have manufacturing service centers in Eindhoven, the Netherlands, Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflicts between Russia and Ukraine and between Israel and Hamas), a potential U.S. government shutdown, or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
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

Our business, brand, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn, with respect to our SaaS offering, OTTO, depend upon the availability of the internet and our third-party service providers. To meet the growing market demands for our platform, we migrated our key applications and data to the cloud-based infrastructure services provided by Amazon Web Services ("AWS") and have fully shut down both of our data centers. Consequently, our primary servers are hosted in AWS-operated data centers.

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
We are subject to the reporting requirements of the Securities Exchange Act, of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and any rules promulgated thereunder, as well as the rules of The Nasdaq Stock Market (“Nasdaq”). The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.
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
On October 6, 2022, we filed a universal shelf registration statement, which permits us to offer up to $50.0 million in the aggregate of certain securities in one or more offerings and in any combination, including in units from time to time, subject to certain limitations. Further, as part of the shelf registration statement, we may also sell up to $13.25 million in the aggregate of shares of common stock pursuant to our ATM Facility, subject to certain limitations. The sale of a substantial number of shares pursuant to our ATM Facility, any securities pursuant to the shelf registration statement or otherwise, or anticipation of any such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the ATM Facility or any securities sold pursuant to the shelf registration statement may have a dilutive effect on our existing stockholders. To date, sales conducted under the ATM Facility have been immaterial.
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, including in connection with the ATM Facility, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Furthermore, shares of our common stock reserved for future issuance under our equity plans may become available for sale in the future. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Additionally, to the extent our warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
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

Shapeways Holdings, Inc.

Dated: November 14, 2023	By: /s/ Alberto Recchi
Alberto Recchi
Chief Financial Officer
(Principal Financial and Accounting Officer)