Form 10-K
period 2023-12-31
Shapeways Holdings, Inc.
filed 2024-03-28
CIK 1784851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-K
____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $20.4 million (based on the last reported sale price of the registrant's common stock of $3.76 per share on June 30, 2023 on the New York Stock Exchange). The registrant has no non-voting stock outstanding.
As of March 22, 2024 the registrant had 6,616,465 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement related to the registrant's 2024 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the future financial performance of Shapeways Holdings, Inc. (the “Company”, “Shapeways,” “we,” “us” or “our”), as well as the Company’s strategy, future operations, future operating results, financial position, estimated revenue, and losses, projected costs, prospects, plans and objectives of management and ability to implement additional cost-reduction measures or consummate capital raises or strategic alternatives, including a sale or liquidation of some or all of the Company's assets via merger, business combination, or other strategic transaction to maximize shareholder value, and the timing and/or impact of any such potential transactions or cost-reduction measures are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would,” “will,” “seek,” “target,” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.
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
We have manufacturing facilities in Livonia and Charlotte, Michigan within the United States and in Eindhoven, the Netherlands. In addition, as of December 31, 2023, we had 40 strategic supply chain partners who provide incremental capacity and production technologies to help us scale with customer demand and support us in efficiently launching new materials and manufacturing technologies. Approximately 35% of our revenue in 2023 was earned through those strategic outsourced supply chain partners.
We support our customers through the design, pre-production, manufacturing and delivery process across a range of industries, materials, part volumes and delivery options. Our software is deeply integrated with our customers’ workflows and often is mission critical to their businesses. We make industrial-grade additive manufacturing and traditional manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies, 13 injection molding and computer numerical control ("CNC") manufacturing technologies and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over one million customers in over 180 countries as of December 31, 2023. Our platform is agnostic as to manufacturing hardware, materials and design software providers.
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
We launched the first phase of our software offering to third-party manufacturers, under the brand OTTO, in the fourth quarter of 2021. In April 2022 we acquired MFG.com ("MFG") and MakerOS, Inc. ("MakerOS"), which expanded our software offering's customer base and feature set. In July 2023, we announced the launch of a 3D Model Viewer for our software offering deployed via the MFG brand. This feature is available for manufacturers on the MFG.com platform and is intended to accelerate and improve the quoting process. The 3D Model Viewer provides manufacturers with a unified platform and the latest technology for viewing 3D models of custom parts, which streamlines the quoting process, and allows for greater accuracy and speed. In addition to providing multiple benefits for manufacturers, the enhanced 3D capability also streamlines the purchasing experience for buyers because they can receive faster, more precise quotes.
Our Strategy
The key elements of our strategy for growth are:
•Expand materials offering. Our materials portfolio has historically been focused on polymers. We plan to continue to expand our polymers offerings while adding capabilities in industrial metals, composites and ceramics. We believe that by expanding our materials capabilities and offering a comprehensive and innovative materials portfolio, we will be able to unlock additional opportunities in key markets such as industrial, medical, automotive and aerospace.
•Expand within and beyond additive manufacturing. We plan to continue to expand our reach within additive manufacturing through new hardware and expanded materials capabilities. We also plan to expand into other digital manufacturing technologies such as computer numerical control, injection molding and sheet metal, all of which are generally suited to complex, low-volume part production. As our customers scale in volume, they often graduate into these traditional methods; therefore, we believe adding these capabilities will allow us to capture a larger portion of customer spend and grow with our customers’ needs. We plan to leverage our strategic outsourced supply chain partners to support these manufacturing capabilities while we focus our internal manufacturing capabilities on additive manufacturing.
Our Competitive Strengths
•Diverse, global customer base. Our customers today include businesses of all sizes, ranging from small and medium enterprises to Fortune 500 organizations, and span many industries, including aerospace, robotics, consumer products, architecture, gaming, jewelry and medical devices. To date we have primarily served customers based in North America and Europe.
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
•Production. Through our digital manufacturing platform, our customers have access to numerous innovative additive manufacturing hardware technologies and materials. We built our platform with process visibility and quality in mind, and we offer our customers the ability to track production via real-time dashboards. Our manufacturing technology is able to deliver thousands of unique parts per day and can track by machine, material, operator, and process. Our production capabilities include 12 hardware technologies and more than 120 materials and finishes. We offer advanced finishing, including painting, polish, chemical treatment, color and metal plating, as well as performance and fit testing, quality checks and assembly for finished end-parts. We also offer custom-

branded packing and fulfillment. Shapeways provides high quality, low-volume production with a 30-day average of approximately 98% on-time deliveries globally with a less than 1% customer complaint rate for the years ended December 31, 2023 and 2022. By shipping products directly to our customers’ end customers, we can help reduce the potential for issues related to order fulfillment. The table below shows 12 common materials offered by Shapeways and the 12 types of technologies that are used to manufacture end parts using the material, in each case as of December 31, 2023.

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
Shapeways' Proprietary, Purpose-Built Software
Our ability to deliver high quality, flexible on-demand manufacturing is powered by our proprietary, purpose-built software. That internal-use software, "InShape," enables us to fully digitize the end-to-end manufacturing workflow, including:
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
Strategic Alternatives Update

As previously disclosed, we have been working with advisors in considering strategic alternatives, including, without limitation, a sale of a material portion of our assets, merger, business combination, liquidation of certain assets or other strategic transaction to maximize shareholder value. Based on market checks conducted by our advisors, as well as preliminary discussions with and feedback from potential purchasers, and in light of continued macroeconomic and industry pressures, we are actively taking steps to sell a material portion of our assets. In the course of these preliminary discussions, potential purchasers have indicated an interest in acquiring either our manufacturing business or software business, but not both.
We are continuing to evaluate strategic alternatives with regard to our core manufacturing and software businesses, including ongoing discussions with potential acquirers. We have not signed a definitive agreement with respect to either our software or manufacturing assets, and there can be no assurance that any of these processes will result in any transaction. Please see Part I, Item 1A: “Risk Factors—Risks Related to Our Business—We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us” and Note 3 of our consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Customers
We have delivered over 24 million parts to over one million customers in over 180 countries from inception through 2023. A key component of our growth has been our relationships with our customers, which has led to a high level of repeat revenue. In 2023, one customer accounted for approximately 17% of our revenue. Our customers range from small and medium-sized enterprises to Fortune 500 companies and are diversified across a range of industries. Shapeways supports customers’ manufacturing needs from design, prototyping, optimization, and finished part production.

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
Manufacturing and Suppliers
Our manufacturing capabilities include ISO 9001: 2015, IATF 16949, and ITAR compliant facilities in Livonia and Charlotte, Michigan and in Eindhoven, the Netherlands, as well as a network of outsourced supply chain partners, all of which are managed through our proprietary software platform. Our strategic outsourced supply chain partners focus on overflow capacity to help us meet peak demand, as well as support us in efficiently launching new materials and technologies on our platform. Our internal manufacturing and supply chain teams collaborate closely with our strategic outsourced supply chain partners to ensure production quality.
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
•Part quality and consistency across over 24 million parts;

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
As of December 31, 2023, we owned 26 issued patents, including 10 United States patents and 16 foreign patents. Shapeways’ patents and patent applications are directed to proprietary technology used in mass customization design tools, part costing, evaluating manufacturability, manufacturing planning, and the manufacturing process.
We have registered “Shapeways” as a trademark in Australia, Canada, China, the European Union, India, Israel, Japan, New Zealand, Singapore, South Korea, Taiwan, the United Kingdom, and the United States.
We have registered “OTTO” as a trademark in the United Kingdom, the United States, Singapore and Israel. “OTTO” trademark registrations are pending in Australia, Canada, India, New Zealand, and Taiwan.
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
•ONE TEAM: Together We Go Far
•INNOVATE: Fail Fast, Learn Faster
•THINK CRITICALLY: Be Inquisitive
•DRIVE RESULTS: Move the Needle
•BE PASSIONATE: Believe in the Mission
Workforce Demographics
As of December 31, 2023, we had 220 total employees, of which 203 were full time employees and 17 were part time employees. We also regularly use independent contractors and other temporary employees to supplement our regular staff. We believe that our future success will depend partly on our continued ability to attract, hire and retain qualified, diverse and inclusive personnel.
We are an equal opportunity employer, and we believe that having a diverse workforce drives innovation and resilience. Gender and ethnic diversity, inclusion, and performance go hand in hand. Our workforce is comprised of engineers, technicians, salespeople, and business professionals, of which approximately 35% were racially diverse as of December 31, 2023.
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
Facilities
We lease a 17,250 square foot manufacturing facility in Livonia, Michigan which expires in March 2026 and a 100,000 square foot manufacturing facility in Charlotte, Michigan which expires in April 2026. We lease a 18,837 square foot facility in Eindhoven, Netherlands, and the lease of this facility expires in September 2024. We believe that our facilities are adequate for our current needs and, should we need additional space, that we will be able to obtain additional space on commercially reasonable terms.
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
Export and Trade Matters
We are subject to and must comply with applicable export control, various trade restrictions, including trade and economic sanctions, and anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and the International Traffic in Arms Regulations ("ITAR") administered by the Directorate of Defense Trade Controls which governs military items listed on the United States Munitions List. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has had a renewed focus on export matters related to additive manufacturing. Some of our products are already more tightly controlled for export, and other of our products may in the future become more tightly controlled for export. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
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
•There is substantial doubt as to our ability to continue as a going concern. We will require substantial additional capital to finance our operations, and this capital might not be available on acceptable terms, if at all.

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
•An active, liquid trading market for our common stock may not be sustained.
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
•Our stock price has been and may continue to be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.
•Failure to attract, integrate and retain additional personnel in the future could harm our business.
•Interruptions, delays in service or inability to increase capacity, including internationally, at third-party data center facilities could adversely affect our business and reputation.
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
We experienced a net loss of $43.9 million and $20.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $176.9 million. We believe we may continue to incur operating losses and negative cash flow in the near-term.
We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Part I, Item 1A: “Risk Factors,” and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. If our future growth and operating performance fail to meet investor or analyst expectations, or if we continue to have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt as to our ability to continue as a going concern. We will require substantial additional capital to finance our operations, and this capital might not be available on acceptable terms, if at all. If we are unable to raise substantial additional capital, our financial condition could be adversely affected and we may be forced to curtail our operations or pursue strategic alternatives.

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2023 included within this Report includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2023, we had $12.2 million in cash and cash equivalents and a decrease in net change in cash and cash equivalents during the year ended December 31, 2023 of $18.6 million. We have enacted cost savings measures to preserve capital, but to maintain an adequate amount of available liquidity and execute our current operating plan, we will need to raise substantial additional funds from external sources. We have not secured such funding at the time of this filing. We are exploring strategic alternatives for our business, any of which would be based upon various factors, including market conditions and our operating plans. See “—We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.”

We may in the future elect to finance operations by selling equity or debt securities or borrowing money. If we raise funds through future issuances of equity, including through our existing at-the-market facility (the "ATM Facility"), or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. There can be no assurance that any future capital-raising opportunities will be available to us on acceptable terms on a timely basis, if at all. Due to the uncertainty in our ability to raise capital, we believe that there is substantial doubt as to our ability to continue as a going concern. If we are unable to obtain substantial additional funding, we may need to curtail our operations and planned activities in order to reduce costs, which could include a further reduction in workforce, portfolio optimization, and further reductions in other operating expenses. Doing so will likely have an unfavorable effect on our ability to execute on our business plan and have an adverse effect on our business, results of operations and future prospects. See “—If we are unable to achieve our cost-reduction goals, we may need to perform additional cost-reduction measures such as a further reduction in force.” Our ability to access any future capital is also dependent on the condition of the banking system and financial markets.

We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us.

Given our current financial condition, we are exploring strategic alternatives and potential options for our business (a “Strategic Transaction”), including, without limitation, a sale of a material portion of our assets, a merger, business combination, or other strategic transaction, and obtaining additional financing on a secured or unsecured basis. There can be no assurances that any particular Strategic Transaction, or series of Strategic Transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results. We are continuing to evaluate strategic alternatives with regard to our manufacturing and software businesses, including, ongoing discussions with potential acquirors. We have not signed a definitive agreement with respect to either our software or manufacturing assets, and there can be no assurance that this process will result in any transaction.

In the event we successfully pursue a Strategic Transaction, the value that will be available to our various stakeholders, including our creditors and stockholders, is uncertain and our operations, our ability to develop and execute our business plan, our continuation as a going concern, and our ability to generate value for shareholders, if any, will be subject to the risks and uncertainties associated with any such transaction. Because of the risks and uncertainties associated with any Strategic Transaction, we cannot accurately predict or quantify the ultimate timing or impact of events that could occur. Any such Strategic Transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term. Any failure in our efforts to consummate one or more Strategic Transactions could force us to delay, limit or terminate our operations, make additional reductions in our workforce or other restructuring intended to improve operational efficiencies and operating costs, liquidate all or a portion of our assets or pursue other strategic alternatives.

If we are unable to achieve our cost-reduction goals, we may need to perform additional cost-reduction measures such as a further reduction in force.

In December 2023, we completed a reduction in force as part of our cost-reduction initiatives that were initiated in the third quarter of 2023 to reduce operating expenses. These initiatives included a previous reduction in force completed in October 2023, a reduction in new hires, and a reduction in non-critical capital and discretionary operating expenditures. We believe these actions were necessary to streamline our organization and preserve cash; however, these expense reduction measures may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

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
We seek to grow our business through, among other things, expanding our digital manufacturing capabilities into existing and new markets and expanding our offerings into new geographies. Our efforts to expand our offerings into existing and new markets, including industrial, medical, automotive, and aerospace markets, and new geographies may not succeed. These attempts to expand our business increase the complexity of our business, require significant levels of investment, and can strain our management, personnel, operations, and systems. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition, and results of operations.
We may be unable to consistently manufacture our customers’ designs to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level and this could adversely affect our service availability, delivery, reliability, and cost.
As we introduce new materials and as our customers’ designs become increasingly sophisticated, it will become more difficult to provide products in the necessary quantities to meet customer expectations. We cannot assure you that we or our third-party manufacturers will be able to continue to consistently achieve the product specifications and quality that our customers expect. Any future unforeseen manufacturing problems, such as equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition, and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime or fail to timely deliver manufactured products to customers. If we fail to meet contractual terms with our customers, including terms related to time of delivery and performance specifications, we may be required to replace defective products and may become liable for damages, even if manufacturing or delivery was outsourced.
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
Failure to attract, integrate and retain additional personnel in the future could harm our business.

To support our business, we must effectively recruit, hire, integrate, develop, motivate, and retain additional new employees. High demand exists for senior management and other key personnel (including technical, engineering, product, finance, and sales personnel) in the digital manufacturing industry, and there can be no assurance that we will be able to retain our current key personnel. We experience intense competition for qualified personnel and some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. Moreover, new employees may not become as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research and development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new offerings or new applications for existing offerings. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs. In addition, our reductions in force in 2023, and any future reductions in force or other restructuring intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees.

All of our U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Where permissible by law, we generally enter into non-competition agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, in certain circumstances we may choose not to enforce these agreements and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. In addition, in January 2023, the Federal Trade Commission (the "FTC") proposed a rule that would prevent employers from entering into non-competition agreements with employees and require employers to rescind existing non-competition agreements. State legislatures have also shown a growing interest in proposals to ban or limit non-competition agreements. If we cannot demonstrate that our legally protectable interests will be harmed, or if the FTC rule or any applicable state law goes into effect, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.
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
A key element to our growth strategy is the ability to scale our existing platform quickly and efficiently across different materials, technologies, and other applications. This will require us to timely and effectively scale and adapt our existing platform, technology, processes, and infrastructure to expand our business. However, our manufacturing technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of customers as our business continues to grow. We may not succeed in scaling our business, and any failure in our ability to timely and effectively scale our platform, technology, processes, and infrastructure could damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.
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
We manufacture offerings for customers in more than 180 countries around the world, and we derive a substantial percentage of our sales from these international markets. We also operate manufacturing facilities in the United States and the Netherlands, have supply chain partners that extend internationally, and deliver to customers in over 180 countries. During the year ended December 31, 2023, we derived approximately 27% of our revenue from outside the United States. Accordingly, we face significant operational risks from doing business internationally.
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
As part of our business strategy, we may continue to acquire or make investments in other businesses, patents, technologies, products, or services. We may not realize the anticipated benefits of such investments and integration of these investments may disrupt our business and divert management attention.
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
Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. The recent volatility in the global economy and credit markets, continuing geopolitical uncertainties, persistent inflation, persistently high interest rates, and other macroeconomic factors all affect the spending behavior of potential customers.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors, or other third parties on which we rely. If third parties are unable to supply us with required materials or otherwise assist us in operating our business, our business could be harmed.
For example, the conflicts between Russia and Ukraine and between Israel and Hamas, the possibility of a trade war or other conflict between the United States and China, potential U.S. government shutdown, and other supply and labor disruptions may directly or indirectly impact our operations by increasing the cost of raw materials, finished products, or other materials used in our offerings and impeding our ability to sell our offerings in Europe, the Middle East and China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, environmental matters, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period, our results of operations could be adversely affected.
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
Our largest customer accounted for approximately 17% of our revenue for the year ended December 31, 2023. Our future operating results will be affected by both the success of our largest customer and our success in diversifying our products and customer base. If demand for our largest customer’s products increases, our results are favorably impacted, while if demand for their products decreases, they may reduce their purchases of, or stop purchasing, our services and our operating results would suffer. While we currently have exclusivity arrangements for a limited time period with our largest customer with respect to such customer’s use of third parties for 3D printing, such exclusivity does not preclude the customer insourcing 3D printing capabilities or leveraging other technologies to manufacture their products, which may cause us to lose such customer’s business. The loss of our largest customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations. In addition, should this large customer default in their obligation to pay, our results of operations and cash flows could be adversely affected.
If our manufacturing facilities are disrupted, we may be unable to fulfill customer orders, which could have an adverse effect on our results of operations.
We have manufacturing service centers in Eindhoven, the Netherlands, Livonia, Michigan and Charlotte, Michigan. If the operations of these facilities are materially disrupted, whether by fires or other industrial accidents, extreme weather, natural disasters, labor stoppages, acts of terror, war or other military conflict (such as the conflicts between Russia and Ukraine and between Israel and Hamas) a potential U.S. government shutdown, or otherwise, we may be unable to fulfill customer orders for the period of the disruption or need to shift orders to another facility, we would not be able to recognize revenue on unfulfilled orders, we could suffer damage to our reputation, and we might need to modify our standard sales terms to secure the commitment of new customers during the period of the disruption and perhaps longer. Depending on the cause of the disruption, we could incur significant costs to remedy the disruption and resume operations. These delays could be lengthy and costly. If any of our third-party contract manufacturers’, suppliers’ or customers’ facilities are negatively impacted by such a disaster, production, shipment of products could also be delayed. Even if we are able to respond quickly to a disruption at our or any third-party facilities, the continued effects of the disaster could create uncertainty in our business operations.
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
Our business, brand, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our platform, which in turn, depends upon the availability of the internet and our third-party service providers. To meet the growing market demands for our platform, we migrated our key applications and data to the cloud-based infrastructure services provided by Amazon Web Services ("AWS") and have fully shut down both of our data centers. Consequently, our primary servers are hosted in AWS-operated data centers.
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
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their purchasing on terms favorable to us. We may not meet our customers’ expectations. We have recently experienced a continuous decline in our customer count and it is uncertain whether such decline is temporary. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our platform generally. If our efforts to sell additional solutions to our customers are not successful, our business and growth prospects may suffer. Additionally, our future revenue depends in part on our ability to turn our pipeline customers into actual customers. Pipeline customers may fail to accept our offerings, choose our competitors’ offerings, or otherwise not turn into customers. If we are not able to turn pipeline or other prospective customers into customers, or customers that provide significant revenues, our business and growth prospects could be adversely affected.
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
The industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve digital manufacturing technology, is undergoing a shift towards digital manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of digital manufacturing technologies or our offerings may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards digital manufacturing. If digital manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or if the marketplace adopts digital manufacturing technologies developed by our competitors, we may not be able to increase or sustain our revenues, and our operating results would be adversely affected as a result.
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

We collect personal information from our employees, prospects, and our customers. Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our services to current, past, or prospective customers. We must comply with privacy laws in the United States, Europe, and elsewhere, including the General Data Protection Regulations, or GDPR in the European Union, the California Consumer Privacy Act of 2018 ("CCPA"), and the California Privacy Rights Act of 2020 ("CPRA"), which substantially expands the CCPA. Similar legislation has been proposed or adopted in other states. Aspects of these new and emerging state privacy laws and regulations, as well as their interpretation and enforcement, are dynamic and evolving. While these new state privacy laws emulate the CCPA/CPRA and GDPR in many respects, each has requirements that will require particular assessment. Additionally, ongoing interpretations and enforcement of international privacy laws continue to amend or add to existing compliance obligations, such as under the GDPR with respect to international data transfers. In July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework. However, the adequacy decision does not foreclose, and is likely to face, future legal challenges. This patchwork of differing and evolving international and domestic privacy and data security requirements may increase the cost and complexity of operating our business and increase our exposure to liability.
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
We have partners in a number of countries throughout the world, including countries known to have a reputation for corruption. Doing business on a global basis requires us to comply with applicable anti-corruption laws and regulations, as well as various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act. the U.K. Bribery Act 2010, and ITAR administered by the Directorate of Defense Trade Controls, as well as the laws of the countries where we do business. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our parts, and repeat failures could carry more significant penalties. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, and the Crimea Region of Ukraine. In addition, our offerings are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our offerings. In recent years, the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future offerings may be subject to these heightened regulations, which could increase our compliance costs.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and any rules promulgated thereunder, as well as the rules of The Nasdaq Stock Market ("Nasdaq"). The requirements of these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act, and will be required to comply with additional such requirements following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company, and requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation, document our controls, and perform testing of our key controls over financial reporting to allow management to certify the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. When we cease to be an “emerging growth company,” we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations. Deficiencies in our internal control over financial reporting may be found that may be deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources and could harm investor confidence in our business.
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
On October 6, 2022, we filed an universal shelf registration statement, which permits us to offer up to $50.0 million in the aggregate of certain securities in one or more offerings and in any combination, including in units from time to time, subject to certain limitations. Further, as part of the shelf registration statement, we may also sell up to $13.25 million in the aggregate of shares of common stock pursuant to our ATM Facility, subject to certain limitations. The sale of a substantial number of shares pursuant to our ATM Facility, any securities pursuant to the shelf registration statement or otherwise, or anticipation of any such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, issuances of any shares of our common stock sold pursuant to the ATM Facility or any securities sold pursuant to the shelf registration statement may have a dilutive effect on our existing stockholders. To date, sales conducted under the ATM Facility have been immaterial.
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
Due to the foregoing factors, and the other risks discussed in this Part I, Item 1A: “Risk Factors,” you should not rely on quarter-to-quarter or year-over-year comparisons of our operating results as an indicator of our future performance.
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
This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our charter provides further that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.
Item 1B. Unresolved Staff Comments
None.

Item 1C. CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain a cybersecurity program (the “Cybersecurity Program”) that includes various processes designed to identify, assess, and manage material risks from cybersecurity threats. The Cybersecurity Program processes utilize a risk-based approach including a cybersecurity incident response plan.
We work with a third-party vendor, which has extensive cybersecurity expertise to help protect and defend our networks, physical systems, infrastructure, and data from cybersecurity threats. This vendor has advised us on material cybersecurity-related risks and helped us establish controls designed to protect, detect, respond to, and recover from cybersecurity incidents. These controls include a firewall protection that is implemented in all three of our facilities, antivirus software protection, two-factor authentication enforced on all endpoints including Windows PCs and laptops, and intrusion prevention software designed to automatically block any unauthorized access attempts on our servers. Our cybersecurity controls are embedded within our overall risk management processes and technology, including a 24/7 threat monitoring system provided by the vendor. We are in the process of developing and implementing procedures to oversee or identify material risks from cyber threats associated with use of third party service providers.
Governance

The audit committee of our board of directors is responsible for oversight of the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches. The audit committee receives quarterly updates on our Cybersecurity Program from our Chief Technology Officer (“CTO”) at its regularly-scheduled committee meetings or more frequently as needed. The chair of the audit committee then briefs the full board of directors on matters covered at the audit committee meeting, including cybersecurity matters.
Our Cybersecurity and Information Technology team is led by our CTO, who is responsible for cybersecurity risk management. Our CTO has held multiple leadership positions in the information technology ("IT") industry with responsibilities for and influence over cybersecurity implementation delivery.

Our CTO executes the Cybersecurity Program and is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents, with the support of the IT team and our third-party cybersecurity vendor. Our cybersecurity incident response framework is governed by our cybersecurity incident response plan, which sets out our approach for categorizing, responding to, and mitigating cybersecurity incidents. We have an incident response team whose primary responsibilities include:
•Evaluating and validating the impact of an incident;
•Approving and implementing certain incident response countermeasures and remediation actions; and
•Escalating incidents and response countermeasures for approval;
As of the date of this Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Item 2. Properties.
As of December 31, 2023, we leased a 17,250 square foot manufacturing facility in Livonia, Michigan (which lease expires in March 2026) and a 100,000 square foot manufacturing facility in Charlotte, Michigan (which lease expires in April 2026). We previously leased a 25,000 square foot manufacturing facility in Long Island City, New York, for which the lease expired in January 2023. We did not renew our lease at the Long Island City facility, and now house our production in the Livonia facility. We also lease an 18,837 square foot facility in Eindhoven, Netherlands, and the lease of this facility expires in September 2024.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock and warrants are listed on the Nasdaq under the symbols “SHPW” and “SHPWW,” respectively.
Holders
As of March 22, 2024, there were 156 holders of record of our common stock and 7 holders of record of our warrants. We believe a substantially greater number of beneficial owners hold shares of common stock or warrants through brokers, banks or other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended December 31, 2023. This discussion should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto set forth in Part I, Item 8 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.
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
Raw Material, Inflation, and Supply Chain Trends
Inflationary factors such as increases in the costs of raw materials, packaging materials, purchased product, energy costs, shipping costs and labor costs affect our operating results and financial condition. The ongoing impact of the Russian invasion of Ukraine, the potential impacts of the Israel-Hamas conflict, geopolitical tensions between the United States and China, a potential U.S. government shutdown and other supply and labor disruptions along with inflationary or recessionary factors, could have a material impact on our future costs and thus a material adverse effect on our financial condition and results of operations in the future. Although we make efforts to minimize the impact of inflationary factors which may include raising prices to our customers in the future, a high rate of pricing volatility associated with raw materials used in our products may have an adverse effect on our operating results. We will continue to work closely with our suppliers and customers, leveraging our global capabilities and expertise to work through supply and other resulting issues.
Strategic Alternatives Update

As previously disclosed, we have been working with advisors in considering strategic alternatives, including, without limitation, a sale of a material portion of our assets, merger, business combination, liquidation of certain assets or other strategic transaction to maximize shareholder value. Based on market checks conducted by our advisors, as well as preliminary discussions with and feedback from potential purchasers, and in light of continued macroeconomic and industry pressures, we are actively taking steps to sell a material portion of our assets. In the course of these preliminary discussions, potential purchasers have indicated an interest in acquiring either our manufacturing business or software business, but not both.

We are continuing to evaluate strategic alternatives with regard to our core manufacturing and software businesses, including ongoing discussions with potential acquirers. We have not signed a definitive agreement with respect to either our software or manufacturing assets, and there can be no assurance that any of these processes will result in any transaction. Please see Part I, Item 1A: “Risk Factors—Risks Related to Our Business—We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us” and Note 3 of our consolidated financial statements included in Part II, Item 8: Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Components of Results of Operations
Revenue
The majority of our revenue results from the sales of products that we manufacture for customers, which is designated as “Direct Sales.” Approximately 77% of our revenue was designated as Direct Sales during each of the years ended December 31, 2023 and 2022. This revenue is recognized upon shipment of the manufactured product to the customer.

During the years ended December 31, 2023 and 2022, approximately 14% and 18% of our revenue was designated as “Marketplace Sales,” respectively. This revenue is from our customers who sell products that we manufacture for them through our e-commerce website.

Software revenue is recognized (i) upon implementation for implementation fees, (ii) ratably over the term of the agreement for licensing fees, and (iii) upon order processing for the revenue-sharing component of our arrangements. To date, we have not recognized a material amount of revenue from software. We launched the first phase of our software offering under the brand OTTO in the fourth quarter of 2021 and this phase of the software offering provides a limited ordering service for additive manufacturing capabilities fulfilled by us. In April 2022 we acquired MFG.com ("MFG") and MakerOS, Inc. ("MakerOS"), which expanded our software offering’s customer base and feature set.
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
Research and Development
Our research and development expenses consist primarily of employee-related personnel expenses, and software and subscription services used by our research and development personnel, data center, and other technology costs and are typically expensed as incurred.

Impairment on Assets Held for Sale
In March 2021, we entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal, Inc. ("Desktop Metal"), pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment (as defined in Note 1 to our consolidated financial statements included elsewhere in this Report). Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. We have no further obligations under the MOU. We recognized $11.6 million of impairment charges on these assets during the twelve months ended December 31, 2023. We also recorded impairment on intangible assets held for sale of $1.2 million during the twelve months ended December 31, 2023. No impairment charges on assets held for sale were recorded for the twelve months ended December 31, 2022.
Impairment on Goodwill
We recognized goodwill impairment charges amounting to $1.1 million for the twelve months ended December 31, 2023 related to the purchase of MFG, which we believe has declined in value due to current market conditions and based on feedback from our strategic alternatives process. No impairment charges related to goodwill were recorded for the twelve months ended December 31, 2022.
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
Results of Operations
Comparison of the Year Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$34,460	$33,157	$1,303	4%
Revenue for the years ended December 31, 2023 and 2022 was $34.5 million and $33.2 million, respectively, representing an increase of $1.3 million, or 4% from the prior year period. The increase in revenue was primarily due to a 14% increase in customer count due to growth in software and enterprise sales partially offset by a 10% decrease in average revenue per customer during the period.
Cost of Revenue

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of Revenue	$19,955	$18,859	$1,096	6%

Cost of revenue for the years ended December 31, 2023 and 2022 was $20.0 million and $18.9 million, respectively, representing an increase of $1.1 million, or 6%. The increase in cost of revenue was primarily due to a 3% combined increase in costs of materials and labor and 3% increase in shipping costs.
Gross Profit and Gross Margin

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Gross Profit	$14,505	$14,298	$207	1%
Gross profit for the years ended December 31, 2023 and 2022 was $14.5 million, and $14.3 million, respectively, representing an increase of $0.2 million, or 1%. The increase in gross profit was driven by an increase in revenue partially offset by an increase in cost of revenue due to a more varied product mix and inflationary impacts.

	Year Ended December 31,		Change
	2023	2022	Points	%
Gross Margin	42%	43%	(1)	(2)%
Selling, General and Administrative

SG&A expenses for the years ended December 31, 2023 and 2022 were $36.7 million and $27.8 million, respectively, representing an increase of $8.9 million, or 32%. The increase in SG&A expenses primarily resulted from a $4.0 million write-off of prepaid services related to Desktop Metal equipment that would not be utilized in our operations, an increase of $1.5 million in audit and consulting fees and restructuring costs related to our move out of the Long Island City facility and consolidation of our U.S. manufacturing capabilities in Livonia, Michigan.
Research and Development
Research and development expenses for the years ended December 31, 2023 and 2022 were $9.3 million and $10.4 million, respectively, representing a decrease of $1.1 million, or 11%. The decrease in research and development expenses was primarily due to a decrease in personnel cost due to reduction in force.

Impairment on Assets Held for Sale
Impairment on assets held for sale for the year ended December 31, 2023 was $12.8 million. We did not record an impairment on assets held for sale for the year ended December 31, 2022.
Impairment on Goodwill
Impairment on goodwill for the year ended December 31, 2023 was $1.1 million. We did not record an impairment on goodwill for the year ended December 31, 2022.
Change in Fair Value of Earnout Liability
There was no change in the fair value of the earnout liability for the year ended December 31, 2023. The change in fair value of the earnout liability resulted in a gain of $1.8 million for the year ended December 31, 2022. The gain related to the decrease in fair value of the estimated earnout liability related to the Linear acquisition.
Change in Fair Value of Warrant Liabilities
There was no change in the fair value of the warrant liability for the year ended December 31, 2023. The change in fair value of the warrant liability resulted in a gain of $1.6 million for the year ended December 31, 2022. The gain related to the decrease in fair value of the Private Warrants and Sponsor Warrants (as defined in Note 1 to our consolidated financial statements included elsewhere in this Report) assumed pursuant to the Merger.
Interest Income
Interest income for the years ended December 31, 2023 and 2022 was $1.1 million and $0.1 million, respectively, and related to interest earned on our investments in short-term marketable securities.
Interest Expense
Interest expense for the year ended December 31, 2023 was $0.1 million which was primarily related to interest expense associated with our finance lease liability and other financing obligations. We recorded an insignificant amount of interest expense for the year ended December 31, 2022.
Other Income
Other income for the years ended December 31, 2023 and 2022 was $0.7 million and $0.3 million, respectively, and related to rental income associated with our sublease of our facility in Michigan.
Income Taxes
We recorded an insignificant amount of income tax expense for the years ended December 31, 2023 and 2022.
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
We define Adjusted EBITDA as net loss excluding interest expense, net of interest income, impairment costs, write-offs, depreciation and amortization, stock-based compensation expense, change in fair value of warrant liabilities, change in fair value of earnout liability, income tax expense, acquisition costs, restructuring costs and other (which includes other income and non-operating gains and losses).
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
The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net loss	$(43,911)	$(20,221)
Interest expense, net	(928)	(142)
Depreciation and amortization	1,870	1,514
Stock based compensation	2,430	2,155
Impairment on assets held for sale	12,814	—
Impairment on goodwill	1,072	—
Write-offs of prepaid services	3,954	—
Write-offs of intangible assets	481	—
Change in fair value of earnout liability	—	(1,824)
Change in fair value of warrant liabilities	—	(1,584)
Income tax expense	24	31
Acquisition costs	—	373
Restructuring costs	305	198
Other	(591)	(254)
Adjusted EBITDA	$(22,480)	$(19,754)
Liquidity and Capital Resources
We have incurred losses from operations in each of our annual reporting periods since our inception. As of December 31, 2023, we had an accumulated deficit of $176.9 million. We had net losses of $43.9 million and $20.2 million for the years ended December 31, 2023 and 2022, respectively. We believe we may continue to incur operating losses and negative cash flow in the future.
In accordance with Accounting Standards Update 2014-15 ("ASC Topic 205-40"), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. Management considered our current projections of future cash flows, current financial condition and sources of liquidity for at least one year from the issuance date of the consolidated financial statements included within this Report in considering whether we have the ability to meet our obligations. As of December 31, 2023, we had $12.2 million in cash and cash equivalents and a decrease in net change in cash and cash equivalents during the year ended December 31, 2023 of $18.6 million. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for one year following the issuance of these financial statements.
Our primary use of cash is to fund our operations. Cash used to fund operating expenses is affected by the timing of when we pay expenses, as reflected in the change in our working capital items.

Management initiated a number of cost reduction measures during 2023, including a reduction in force completed in October and December 2023, reduction of new hires and reduction in non-critical capital and discretionary operating expenditures. We anticipate realizing approximately $6.2 million in annualized cost savings as a result of the reduction in force, combined with the elimination of certain open positions. We have also identified several further potential actions that could be initiated in a timely manner to extend the cash runway necessary to fund operations and to address our liquidity needs one year following the issuance of our consolidated financial statements included in this Annual Report on Form 10-K. These actions include raising substantial additional capital to fund our operations through equity or debt financings or other sources, strategic collaborations, deferral and reprioritization of certain additional research and development programs that would involve reduced program and headcount spend, further reduction in force, realignment of operating infrastructure including closing or downsizing manufacturing facilities, and further reduction in non-critical capital and discretionary operating expenditures including personnel costs, travel and recruitment, additional equipment and business support spend. Although we are continuing to explore actions to maximize shareholder value and management has taken actions to reduce cash use, we cannot be sure these actions will sufficiently reduce or eliminate future losses.

Furthermore, we have been working with advisors to consider strategic alternatives. Potential strategic alternatives may include, without limitation, a sale of a material portion of assets, merger, business combination, liquidation of certain assets or other strategic transaction to maximize shareholder value. We are also continuing to consider other strategic alternatives, and we cannot be sure when or if any type of transaction will result. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.

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
On March 26, 2021, we entered into the MOU with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, we became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, we and Desktop Metal agreed to develop a strategic partnership. We have no further obligations under the MOU. We recognized $11.6 million of impairment charges on these assets during the twelve months ended December 31, 2023.
We will continue to make significant efforts to identify and evaluate potential strategic alternatives; however, there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate a capital-raising transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make additional reductions in our workforce or other restructuring intended to improve operational efficiencies and operating costs, liquidate all or a portion of our assets or pursue other strategic alternatives.
Cash Flow Summary
The following table sets forth a summary of cash flows for the period:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net cash used in operating activities	$(26,849)	$(20,575)
Net cash provided by (used in) investing activities	7,435	(28,759)
Net cash provided by financing activities	787	339
Net change in cash and cash equivalents and restricted cash	$(18,627)	$(48,995)
Operating Activities
Net cash used in operating activities was $26.8 million for the year ended December 31, 2023, primarily consisting of net loss of $43.9 million, net cash outflow from working capital of $6.2 million and interest receivable on short-term investments of $0.8 million, partially offset by impairment on assets held for sale of $12.8 million, write-off of prepaid services of $4.0 million, stock-based compensation expense of $2.4 million, depreciation and amortization expense of $1.9 million, impairment of goodwill of $1.1 million, lease expense of $1.0 million, and loss on disposal of assets of $0.1 million.
Net cash used in operating activities was $20.6 million during the year ended December 31, 2022, primarily consisting of net loss of $20.2 million adjusted for non-cash items including a gain on change in fair value of earnout liability of $1.8 million and gain on change in fair value of warrant liability of $1.6 million, interest receivable of $0.1 million, stock-based compensation expense of $2.2 million, depreciation and amortization expense of $1.5 million and lease expense of $1.0 million. The net change in working capital resulted in a cash outflow of $1.6 million.
Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $7.4 million, which primarily consisted of proceeds from the settlement of short-term investments of $20.0 million partially offset by purchases of short-term investments of $9.8 million and purchases of property and equipment of $2.8 million.
During the year ended December 31, 2022, net cash used in investing activities was $28.8 million, which consisted of $10.1 million for purchases of property and equipment, purchase of marketable securities of $9.8 million, and $8.9 million related to net cash paid for the 2022 acquisitions.
Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $0.8 million resulting primarily from proceeds from other financing obligations of $1.0 million and $0.1 million of proceeds from issuance of common stock, partially offset by $0.2 million from shares subject to restricted stock units withheld to pay employee taxes.
During the year ended December 31, 2022, net cash provided by financing activities was $0.3 million resulting from proceeds from exercises of employee stock options.
Contractual Obligations and Commitments
See Note 12, Commitments and Contingencies, of the notes to the consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Report for further discussion of our commitments and contingencies.
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
Our software contracts with customers often include promises to transfer multiple software elements to the customer. Revenue from sale of software may be recognized over the life of the associated software contract or as services are performed, depending on the nature of the services being provided. Judgment is required to determine the separate performance obligations present in a given contract, which we have concluded are generally capable of being distinct and accounted for as separate performance obligations. We use standalone selling price ("SSP") to allocate revenue to each performance obligation. Significant judgment is required to determine the SSP for each distinct performance obligation in a contract.
We provide a platform for shop owners to list their designs through our marketplace website. We print the 3D models and ship the product directly to the customer, handling the financial transaction, manufacturing, distribution and customer service. Judgment is applied to determine whether we are the principal or the agent, which could impact the recognition of revenue and cost of revenue within the consolidated statements of operations and comprehensive loss. We assess whether we have the primary responsibility for fulfilling the promise to provide the specified product or service to the end user, whether we have inventory risk prior to transferring the product or service to the customer and if we have the discretion in establishing prices. We act as an agent in these arrangements where we facilitate the sale of the goods and services on behalf of third-party shop owners to end customers. We are considered an agent and recognize revenue generated from these transactions on a net basis since we lack the ability to establish the overall selling price of the goods or services provided to the end user.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, to allow for timely decisions regarding required disclosure. In accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant's Fees and Services
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
a.The following documents are filed as part of this Report:
i.Financial Statements (see pages F-1 through F-34 of this Report):
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

3.3	Bylaws of Shapeways Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39092), filed with the SEC on October 5, 2021).
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

4.4
Description of Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-390092), filed with the SEC on March 30, 2023).

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

10.9#
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
21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-39092), filed with the SEC on March 30, 2023).

23.1*	Consent of Withum Smith+Brown
24.1*	Power of Attorney (contained in the signature page to this Report).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Shapeways Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulations S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shapeways Holdings, Inc.

Dated: March 28, 2024	By: /s/ Alberto Recchi
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

Name	Title	Date

/s/ Greg Kress	Chief Executive Officer and Director	March 28, 2024
Greg Kress	(Principal Executive Officer)
/s/ Alberto Recchi	Chief Financial Officer and Director	March 28, 2024
Alberto Recchi	(Principal Financial and Accounting Officer)
/s/ Leslie Campbell	Chairman of the Board	March 28, 2024
Leslie Campbell
/s/ Rajeev Batra	Director	March 28, 2024
Rajeev Batra
/s/ Christine Gorjanc	Director	March 28, 2024
Christine Gorjanc
/s/ Ryan Kearny	Director	March 28, 2024
Ryan Kearny
/s/ Josh Wolfe	Director	March 28, 2024
Josh Wolfe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Shapeways Holdings, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shapeways Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered negative cash flows from operations and recurring losses from operations since inception, resulting in an accumulated deficit of approximately $176.9 million as of December 31, 2023, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

East Brunswick, New Jersey
March 28, 2024
PCAOB ID - 100

SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$12,200	$30,630
Restricted cash	41	139
Short-term investments	—	9,816
Accounts receivable, net	4,680	1,606
Inventory	2,036	1,307
Prepaid expenses and other current assets	4,058	6,255
Current assets held for sale	118	—
Total current assets	23,133	49,753
Property and equipment, net	5,709	15,627
Operating lease, right-of-use assets, net	1,739	2,365
Goodwill	5,214	6,286
Intangible assets, net	2,973	5,398
Security deposits	99	99
Total assets	$38,867	$79,528
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,635	$2,354
Accrued expenses and other liabilities	3,875	5,950
Current portion of long-term debt	650	—
Operating lease liabilities, current	864	719
Finance lease liability, current	64	—
Other financing obligations, current	44	—
Deferred revenue	1,773	972
Total current liabilities	9,905	9,995
Operating lease liabilities, net of current portion	979	1,715
Deferred tax liabilities, net	52	27
Finance lease liability, net of current portion	245	—
Other financing obligations, net of current portion	432	—
Long-term debt, net of current portion	426	—
Total liabilities	12,039	11,737
Commitments and contingencies
Stockholders’ equity
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022, respectively)	—	—
Common stock ($0.0001 par value; 120,000,000 shares authorized; 6,597,409 and 6,180,646 shares issued and outstanding as of December 31, 2023 and 2022, respectively) (1)	1	5
Additional paid-in capital	204,230	201,362
Accumulated deficit	(176,943)	(133,032)
Accumulated other comprehensive loss	(460)	(544)
Total stockholders’ equity	26,828	67,791
Total liabilities and stockholders’ equity	$38,867	$79,528
See accompanying notes to the consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue, net	$34,460	$33,157
Cost of revenue	19,955	18,859
Gross profit	14,505	14,298
Operating expenses
Selling, general and administrative	36,722	27,847
Research and development	9,302	10,409
Impairment on assets held for sale	12,814	—
Impairment on goodwill	1,072	—
Total operating expenses	59,910	38,256
Loss from operations	(45,405)	(23,958)
Other income (expense)
Interest income	1,071	149
Interest expense	(143)	(7)
Loss on disposal of assets	(85)	(49)
Change in fair value of earnout liabilities	—	1,824
Change in fair value of warrant liabilities	—	1,584
Other income	675	267
Total other income, net	1,518	3,768
Loss before income tax expense	(43,887)	(20,190)
Income tax expense	24	31
Net loss	$(43,911)	$(20,221)
Net loss per share:
Basic(1)	$(6.51)	$(3.05)
Diluted(1)	$(6.51)	$(3.05)
Weighted average common shares outstanding: (1)
Basic(1)	6,749,836	6,624,820
Diluted(1)	6,749,836	6,624,820
Other comprehensive income (loss)
Foreign currency translation adjustment	84	(175)
Comprehensive loss	$(43,827)	$(20,396)
See accompanying notes to the consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding, and per share information to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares (1)	Amount
Balance at January 1, 2022	6,078,467	$5	$198,179	$(112,811)	$(369)	$85,004
Issuance of common stock for stock-based compensation	102,395	—	339	—	—	339
Cancellation of restricted stock	(216)	—	—	—	—	—
Stock-based compensation expense	—	—	2,155	—	—	2,155
Transfer of Private Warrants to Public Warrants	—	—	689	—	—	689
Net loss	—		—	(20,221)	—	(20,221)
Foreign currency translation	—	—	—	—	(175)	(175)
Balance at December 31, 2022	6,180,646	5	201,362	(133,032)	(544)	67,791
Issuance of common stock upon exercise of stock options	298,536	—	—	—	—	—
Issuance of common stock upon settlement of earnout consideration liability	156,658	—	537	—	—	537
Restricted stock units withheld for employee tax liability	(76,090)		(217)			(217)
Cancellation of restricted stock	(1,843)					—
Issuance of common stock under the ATM Facility, net of offering costs	39,587	—	118	—	—	118
Stock-based compensation expense	—	—	2,430	—	—	2,430
Redemption of fractional shares on reverse stock split	(85)		(4)			(4)
Net loss	—	—	—	(43,911)	—	(43,911)
Impact of reverse stock split on Common stock		(4)	4			—
Foreign currency translation	—	—	—	—	84	84
Balance at December 31, 2023	6,597,409	$1	$204,230	$(176,943)	$(460)	$26,828
See accompanying notes to the consolidated financial statements.
(1) Retroactively adjusted shares issued and outstanding to give effect to the Company's 1-for-8 reverse stock split. See Note 2.

Table of Content
SHAPEWAYS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(43,911)	$(20,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,870	1,514
Loss from impairment on assets held for sale	12,814	—
Loss from impairment on goodwill	1,072	—
Write-off of prepaid services	3,954	—
Write-off of intangible assets	481	—
Bad debt expense	337	—
Loss on disposal of property and equipment	85	49
Stock-based compensation expense	2,430	2,155
Non-cash lease expense	996	1,000
Deferred income taxes	25	27
Interest receivable on short-term investments	(767)	(105)
Change in fair value of earnout liability	—	(1,824)
Change in fair value of warrant liabilities	—	(1,584)
Change in operating assets and liabilities:
Accounts receivable	(3,491)	873
Inventory	(737)	(192)
Prepaid expenses and other assets	(850)	(1,686)
Accounts payable	541	1
Accrued expenses and other liabilities	(1,535)	996
Operating lease liabilities	(964)	(1,049)
Deferred revenue	801	(522)
Security deposits	—	(7)
Net cash used in operating activities	(26,849)	(20,575)
Cash flows from investing activities:
Purchases of property and equipment	(2,796)	(10,118)
Purchase of short-term investments	(9,769)	(9,780)
Proceeds from settlement of short-term investments	20,000	—
Cash paid for acquisitions, net of cash acquired	—	(8,861)
Net cash provided by (used in) investing activities	7,435	(28,759)
Cash flows from financing activities:
Proceeds received from other finance obligations	993	—
Principal payments on finance leases	(45)	—
Payments on other finance obligations	(62)	—
Payments of taxes on restricted stock units withheld for employee taxes	(217)	—
Proceeds from issuance of common stock	118	339
Net cash provided by financing activities	787	339
Net change in cash and cash equivalents and restricted cash	(18,627)	(48,995)
Effect of change in foreign currency exchange rates on cash and cash equivalents and restricted cash	99	(55)
Cash and cash equivalents and restricted cash at beginning of year	30,769	79,819
Cash and cash equivalents and restricted cash at end of year	$12,241	$30,769
Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$143	$—
Purchase of property and equipment included in accounts payable	$22	$225
Issuance of common stock upon settlement of earnout consideration liability	$537	$—
See accompanying notes to the consolidated financial statements.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Shapeways is a leader in the large and fast-growing digital manufacturing industry combining high quality, flexible on-demand manufacturing powered by purpose-built proprietary software which enables customers to rapidly transform digital designs into physical products, globally. Shapeways makes industrial-grade additive manufacturing and traditional manufacturing accessible by fully digitizing the end-to-end manufacturing process, and by providing a broad range of solutions utilizing 12 additive manufacturing technologies, 13 injection molding and computer numerical control ("CNC") manufacturing technologies, and more than 120 materials and finishes, with the ability to easily scale new innovation. Shapeways has delivered over 24 million parts to over 1 million customers in over 180 countries, from inception through December 31, 2023.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and in accordance with the instruction to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of its wholly owned subsidiaries, Legacy Shapeways, Shapeways BV and Linear. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
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
The reconciliation of cash, cash equivalents and restricted cash reported within the applicable consolidated balance sheets that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	December 31,
	2023	2022
Cash and cash equivalents	$12,200	$30,630
Restricted cash	41	139
	$12,241	$30,769
Short-term Investments
The Company invests its excess cash in fixed income instruments including U.S. treasury securities with a maturity of six months or less. The Company has the means to and intends to hold all investments to maturity, and as such its investments are classified as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for credit losses to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the customers’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. Given the nature and historical collectability of the Company’s accounts receivable, an allowance for credit losses of $337 was recorded at December 31, 2023. An allowance for credit losses was not deemed necessary at December 31, 2022.
Inventory
Inventory consists of raw materials, work in process and finished goods at the Company’s distribution centers. Raw materials are stated at the lower of cost or net realizable value, determined by the first-in-first-out method. Finished goods and work in process are valued using a methodology to determine the cost of each 3D printed object using allocations for material, labor, machine time and overhead. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their recoverable amounts. As of December 31, 2023 and 2022, the Company determined an allowance was not deemed necessary.

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

In March 2021, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Desktop Metal Inc. ("Desktop Metal"), pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. The Company has no further obligations under the MOU. The Company recognized $11.6 million of impairment charges on these assets during the twelve months ended December 31, 2023. No impairment charges were recorded for the twelve months ended December 31, 2022. The Company also wrote off $4.0 million of prepaid services related to such equipment for the twelve months ended December 31, 2023, which were included in selling, general and administrative expense on the consolidated statements of operations and comprehensive loss.

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
Factors that the Company considers in deciding when to perform an impairment review include significant changes in the Company’s forecasted projections for the asset or asset group for reasons including, but not limited to, significant underperformance of a product in relation to expectations, significant changes, or planned changes in the Company’s use of the assets, significant negative industry or economic trends, and new or competing products that enter the marketplace. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset with the related impairment charge recognized within the statements of operations and comprehensive loss. The Company recorded impairment charges of $1,249 for the year ended December 31, 2023 and this amount is included in the impairment on assets held for sale on the consolidated statement of operations and comprehensive loss. No impairment charges were recorded for the years ended December 31, 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized goodwill impairment charges amounting to $1,072 for the twelve months ended December 31, 2023. No impairment charges related to goodwill were recorded for the twelve months ended December 31, 2022. See Note 10 for more information.

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
Business Acquisitions
The purchase price of an acquisition is allocated to the assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. The excess of the cost of an acquired entity, net of the amounts assigned to the assets acquired and liabilities assumed, is recognized as

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

goodwill. The net assets and results of operations of an acquired entity are included on the Company’s consolidated financial statements from the acquisition date.
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

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as operating lease right-of-use assets, net and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities, net of current on the Company’s consolidated balance sheets. Finance lease right-of-use assets are presented within property and equipment, net and the corresponding finance lease liabilities are included in finance lease liability, current and finance lease liability, noncurrent on the Company's consolidated balance sheets. Operating lease right-of-use assets and finance lease right-of-use assets, (collectively "ROU assets") represent the Company’s right to use an underlying asset and lease liabilities represent the Company’s obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term. The Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities. The Company’s short-term leases are not material and do not have a material impact on its ROU assets or lease liabilities.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

are recognized based on the probability of the performance condition being met over the vesting period. Forfeitures are recognized as they are incurred.
Common Stock Warrant Liabilities
The Company evaluates its warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). The Private Warrants (as defined in Note 14) previously met the definition of a derivative under ASC 815, and the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date.
In December 2022, the Company and the holders of the Private Warrants entered into letter agreements, pursuant to which such holders agreed that the Private Warrants will be exercisable for cash or on a cashless basis and redeemable on the same terms and subject to the same conditions as the Public Warrants (as defined in Note 14). The Company has therefore concluded that as of December 31, 2023 and 2022, all its warrants met the criteria to be classified in stockholders' equity.
Research and Development Costs

Research and development expenses consist primarily of allocated personnel costs, and allocations for rent and overhead. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. For the years ended December 31, 2023 and 2022, research and development costs were $9,302 and $10,409, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1,279 and $2,046 for the years ended December 31, 2023 and 2022, respectively, which are included in selling, general and administrative expense on the Company's consolidated statements of operations and comprehensive loss.
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
The share, per share and trading price amounts in the consolidated financial statements and the accompanying notes, have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.
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

	Year Ended December 31,
	2023	2022
Basic and Diluted net loss per share computation:
Numerator for basic and diluted net loss per share:
Net loss	$(43,911)	$(20,221)
Denominator for basic and diluted net loss per share:
Weighted average common shares - basic and diluted	6,749,836	6,624,820
Basic and diluted net loss per share	$(6.51)	$(3.05)

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the outstanding shares of common stock equivalents that were excluded from the computation of the diluted net loss per share attributable to common stock for the periods in which a net loss is presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Potentially dilutive securities:
Common stock warrants (1)	2,301,250	2,301,250
Earnout shares	438,800	438,800
Unvested RSUs	568,570	655,882
(1) The number of shares of common stock subject to the warrants was proportionately decreased as a result of the Reverse Stock Split.
Included in loss per common share are 350,511 and 485,632 shares subject to options due to their nominal exercise prices as of December 31, 2023 and 2022, respectively.
Segment Information

The Company operates and reports in one segment, which focuses on providing additive and traditional manufacturing services to customers. The Company’s operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker (“CODM”). The Company’s CODM has been identified as its Chief Executive Officer. The Company is continually evaluating its operating and reporting segments.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This standard was adopted by the Company as of January 1, 2023 and it had an immaterial impact on the Company's financial statements.
Accounting Pronouncements Recently Issued Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment in this ASU requires new tabular and narrative segment disclosures of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Going Concern
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.
The Company had net loss of $43,911 and $20,221 for the years ended December 31, 2023 and 2022, respectively. The Company has incurred losses from operations since inception and as of December 31, 2023, had an accumulated deficit of $176,943 and a decrease in net change in cash and cash equivalents during the year ended December 31, 2023 of $18,627. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements.
The Company initiated a number of cost reduction measures during the year ended December 31, 2023, including reductions in force completed in October and December, 2023, reduction of new hires and reduction in non-critical capital and discretionary operating expenditures. The Company has also identified several further potential actions that could be initiated in a timely manner to extend the cash runway necessary to fund operations and to address the Company’s liquidity needs over the twelve-month period from the date of issuance of these consolidated financial statements. These actions include raising substantial additional capital to fund its operations through equity or debt financings or other sources, strategic collaborations, deferral and reprioritization of certain additional research and development programs that would involve reduced program and headcount spend, further reduction in force, realignment of operating infrastructure including closing or downsizing manufacturing facilities, and further reduction in non-critical capital and discretionary operating expenditures including personnel costs, travel and recruitment, additional equipment and business support spend. Although the Company is continuing to explore actions to maximize shareholder value and management has taken actions to reduce cash use, it cannot be sure these actions will sufficiently reduce or eliminate future losses.

As previously disclosed, the Company has been working with advisors in considering its strategic alternatives, including, without limitation, a sale of a material portion of the Company’s assets, merger, business combination, liquidation of certain assets or other strategic transaction to maximize shareholder value. Based on market checks conducted by the Company's advisors, as well as preliminary discussions with and feedback from potential purchasers, and in light of continued macroeconomic and industry pressures, the Company is actively taking steps to sell a material portion of the Company’s assets. In the course of these preliminary discussions, potential purchasers have indicated an interest in acquiring either the Company’s manufacturing business or its software business, but not both. Even if the Company pursues a transaction, such transaction may not be consistent with stockholders’ expectations or may not ultimately be favorable for stockholders, either in the shorter or longer term.

The Company is continuing to evaluate strategic alternatives with regard to its core manufacturing and software businesses, including ongoing discussions with potential acquirers. The Company has not signed a definitive agreement with respect to either its software or manufacturing assets, and there can be no assurance that any of these processes will result in any transaction. Please see Part I, Item 1A: “Risk Factors—Risks Related to Our Business—We may not be successful in identifying and implementing one or more strategic alternatives for our business, and any strategic alternative that we may consummate could have material adverse consequences for us”.
The Company believes management’s plans may not provide sufficient liquidity to meet its financial obligations and maintain levels of liquidity over the twelve-month period from the date of issuance of these financial statements. As such, the Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these consolidated financial statements.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Short-term Investments
The Company considers all investments with original maturities of three months or less to be cash and cash equivalents and investments with original maturities of more than three months but less than one year to be short-term investments. As of December 31, 2022, the Company's investment in short-term investments consisted of U.S. Treasury Securities classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding gross unrealized holding gains or losses and fair value as of December 31, 2023 and 2022 were as follows:

December 31, 2023
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value December 31, 2023
Classified as Cash and cash equivalents
U.S. Treasury Securities	$9,950	$16	$—	$9,966

Classified as short-term investments
U.S. Treasury Securities	$—	$—	$—	$—

December 31, 2022
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value December 31, 2022
Classified as Cash and cash equivalents
U.S. Treasury Securities	$19,864	$73	$—	$19,937

Classified as short-term investments
U.S. Treasury Securities	$9,816	$33	$—	$9,849
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
The holdback consideration represents the portion of the purchase price to be paid within 12 months from the closing date, subject to reduction for certain indemnifications and other potential obligations of the acquired businesses. The holdback consideration was recorded in accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2022 and was paid January 2023.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The goodwill will not be deductible for tax purposes. The Company incurred $212 of transaction costs related to this acquisition, which are included in general and administrative expenses on the consolidated statements of operations.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The goodwill will not be deductible for tax purposes. The Company incurred $161 of transaction costs related to this acquisition, which are included in general and administrative expenses on the consolidated statements of operations.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has accounted for the Maker OS Asset Purchase as an asset purchase and no liabilities were assumed as part of the acquisition. The following table summarizes the fair values of assets acquired as of the acquisition date:

April 13, 2022
Assets acquired:
Intangible assets	$100
Total assets acquired	$100
The Company incurred immaterial transaction costs related to the Maker OS Asset Purchase, which are included in selling, general and administrative expenses on the consolidated statements of operations.
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
The Company recognizes the sale of products through its e-commerce website over time. Contracts involving the sale of products through its e-commerce website do not include other performance obligations. As such, allocation of the transaction price was not necessary as the entire contract price is attributed to the sole performance obligation identified.
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

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the Company's revenue disaggregated by revenue source:

	Year Ended December 31,
	2023	2022
Major products and service lines:
Direct sales	$26,598	$25,429
Marketplace sales	4,777	5,932
Software	3,085	1,796
Total revenue	$34,460	$33,157
Timing of revenue recognition:
Products transferred at a point in time	$4,777	$5,932
Products and services transferred over time	29,683	27,225
Total revenue	$34,460	$33,157
Deferred Revenue
The Company records deferred revenue when cash payments are received in advance of performance. Deferred revenue consisted of the following:

	December 31,
	2023	2022
Balance at beginning of year	$972	$921
Deferred revenue recognized during year	(34,460)	(33,157)
Additions to deferred revenue during year	35,261	33,208
Total deferred revenue	$1,773	$972
The Company expects to satisfy its remaining performance obligations within the next twelve months. The $972 of deferred revenue as of January 1, 2023 was recognized during the year ended December 31, 2023. The opening balance of accounts receivable as of January 1, 2022 was $1,372.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Practical Expedients and Exemptions
The Company applies the practical expedient related to incremental costs of obtaining a contract. Although certain of its commission costs qualify for capitalization under ASC 340-40, Contracts with Customers, their amortization period is less than one year. Therefore, utilizing the practical expedient, the Company expenses these costs as incurred.
Note 7. Inventory
Components of inventory consisted of the following:

	December 31,
	2023	2022
Raw materials	$1,270	$849
Work-in-process	608	209
Finished goods	158	249
Total	$2,036	$1,307
Note 8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid expenses	$2,985	$1,384
VAT receivable	1,040	990
Prepaid insurance	12	401
Prepaid operating expenses	—	3,231
Security deposits	—	175
Other current assets	21	74
Total	$4,058	$6,255
Note 9. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Machinery and equipment	$10,867	$10,450
Computers and IT equipment	1,149	1,138
Leasehold improvements	2,810	2,429
Furniture and fixtures	133	81
Vehicles	42	42
Assets to be placed in service	52	11,749
Property and equipment	15,053	25,889
Less: Accumulated depreciation	(9,344)	(10,262)
Property and equipment, net	$5,709	$15,627

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022, depreciation expense totaled $1,185 and $1,009, respectively. Of these amounts, depreciation charged to cost of revenue was $983 and $866 for the years ended December 31, 2023 and 2022, respectively.

On March 26, 2021, the Company entered into a MOU with Desktop Metal, pursuant to which Desktop Metal agreed to invest $20.0 million in the PIPE Investment. Upon consummation of this investment, the Company became obligated to purchase $20.0 million of equipment, materials and services from Desktop Metal. In conjunction with these obligations, the Company and Desktop Metal agreed to develop a strategic partnership. The Company has no further obligations under the MOU. The Company recognized $11.6 million of impairment charges on these assets during the twelve months ended December 31, 2023. No impairment charges were recorded for the twelve months ended December 31, 2022. The Company also wrote off $4.0 million of prepaid services related to such equipment for the twelve months ended December 31, 2023, which was included in selling, general and administrative expense on the consolidated statements of operations and comprehensive loss.
Note 10. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill as of December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Balance, beginning of period	$6,286	$1,835
Acquired goodwill	—	4,451
Impairment on goodwill	1,072	—
Balance, end of period	$5,214	$6,286
The Company recognized goodwill impairment charges amounting to $1,072 for the twelve months ended on December 31, 2023 related to the purchase of MFG, which we believe has declined in value due to current market conditions and based on feedback from our strategic alternatives process. No impairment charges related to goodwill were recorded for the twelve months ended December 31, 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following as of December 31, 2023:

	Gross carrying amount	Accumulated amortization	Intangible assets, net	Weighted average amortization period (in years)
Customer relationships	$2,822	$(469)	$2,353	10
Trade name	747	(124)	623	10
Noncompetition agreement	52	(43)	9	2
Unfavorable operating lease	(21)	9	(12)	4
Total	$3,600	$(627)	$2,973
The Company recorded impairment charges of $1,249 and wrote off intangibles of $481 for the year ended December 31, 2023. There were no intangible assets written off or impaired during the year ended December 31, 2022.

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
The Company recognized $685 and $505 of amortization expense during the years ended December 31, 2023 and 2022. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2023 will be as follows:

Amortization expense
2024	$360
2025	352
2026	357
2027	357
2028	357
Thereafter	1,190
Total	$2,973

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued compensation	$1,652	$1,504
Holdback consideration	—	1,100
Accrued selling expenses	689	487
Taxes payable	482	339
Accrued acquisition of property and equipment	—	225
Earnout consideration liability	—	1,076
Other accrued expenses and other liabilities	1,052	1,219
Total	$3,875	$5,950
Note 12. Commitments and Contingencies
Leases
During the year ended December 31, 2023, the Company maintained six leases of facilities located in the United States and the Netherlands, as well as, two leases of equipment classified as finance leases. In addition, the Company has two failed sale-leaseback transactions that have been recorded as finance obligations within its consolidated balance sheets. See Note 13 for additional information.
The table below presents certain information related to the Company’s lease costs:

	Twelve Months Ended December 31,
	2023	2022
Operating lease expense	$996	$1,000
Finance lease expense	46	—
Interest expense on finance lease liabilities	21	—
Total lease cost	$1,063	$1,000
The Company recorded sublease income of $283 and $255 during the years ended December 31, 2023 and 2022, respectively. The sublease income is associated with the Company's sublease of its facility in Michigan.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Right-of-use assets and lease liabilities for operating leases were recorded in the consolidated balance sheets as follows:

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets, net	$1,739	$2,365
Finance lease right-of-use assets, net	306	—
Total lease assets	$2,045	$2,365
Liabilities:
Current liabilities:
Operating lease liabilities, current	$864	$719
Finance lease liability, current	64	—
Non-current liabilities:
Operating lease liabilities, net of current portion	979	1,715
Finance lease liability, net of current portion	245	—
Total lease liability	$2,152	$2,434
The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The weighted-average remaining lease term for operating and finance leases was 2.14 years and 4.24 years, and the weighted-average incremental borrowing rate for the operating and finance leases was 6.97% and 8.24% as of December 31, 2023, respectively. The weighted-average remaining lease term for operating leases was 3.06 years, and the weighted-average incremental borrowing rate was 7.07% as of December 31, 2022.
Supplemental cash flow information related to the Company’s leases was as follows:

	Years Ended December 31,
	2023	2022
Operating cash flows from operating leases	$964	$1,049
Financing cash flows from finance leases	$45	$—
Lease liabilities arising from obtaining right-of-use assets	$598	$285
As of December 31, 2023, future minimum lease payments required under operating leases are as follows:

	Operating Leases	Finance Leases
2024	$970	$87
2025	792	87
2026	237	87
2027	—	87
Thereafter	—	20
Total minimum lease payments	1,999	368
Less effects of discounting	(156)	(59)
Present value of future minimum lease payments	$1,843	$309
Legal Proceedings
The Company is involved in various legal proceedings which arise from time to time in the normal course of business. While the results of such matters generally cannot be predicted with certainty, management does not expect any such matters to have a material adverse effect on the Company’s consolidated financial position or results of operations as of and for the years ended December 31, 2023 and 2022.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Financing Obligations
Failed Sale-Leaseback
In February and March 2023, the Company entered into two lease transactions with Rabo Lease BV (“Rabo”), whereby it sold equipment to Rabo and leased back the equipment for an initial term of four years. The Company concluded that the lease arrangements would be classified as a failed sale-leaseback transaction and accounted as a financing obligation as it has the option to repurchase the assets at a fixed price at the end of the term. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing obligation. The assets under failed sale-leaseback transactions are included within property and equipment, net and the proceeds from the transactions are recorded as a financing obligation on the Company's consolidated balance sheets.
The weighted average interest rate of 20.5% was used to impute interest on the failed sale-leaseback transactions. Interest expense recognized for the year ended December 31, 2023 was $91.
As of December 31, 2023, future financing obligation payments under the failed sale-leaseback transactions are as follows:

Finance Obligations
2024	$137
2025	137
2026	137
2027	14
Total payments	425
Less: imputed interest	(255)
Financing obligation at end of term	306
Total financing obligations	$476
Other Financing Arrangements
In August 2023, the Company entered into a financing agreement with Mitsubishi HC Capital America (“Financing Agreement”) for $500 using certain equipment as collateral. The Financing Agreement became payable in monthly installments beginning September 1, 2023 and has a maturity date of August 31, 2030. The effective interest rate on the Financing Agreement is 8.45%. Interest expense of $14 was recognized for the year ended December 31, 2023. As of December 31, 2023, the amount outstanding under the Financing Agreement was $482.
The scheduled maturities of the Company’s Financing Agreement are as follows:

Financing Agreement
2024	$56
2025	61
2026	67
2027	72
Thereafter	226
Total payments	$482
In October 2023, the Company entered into a financing arrangement with First Insurance Funding in order to buy insurance for $839. This arrangement became payable in monthly installments beginning October 1, 2023 and has a maturity date of July 29, 2024. The effective interest rate on this arrangement is 8.09%. Interest expense of $15 was recognized for the year ended December 31, 2023. As of December 31, 2023, the amount outstanding under this financing arrangement was $594.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has issued and outstanding 6,597,409 and 6,180,646 shares of common stock as of December 31, 2023 and 2022, respectively.
Public and Private Warrants
Prior to the Merger, the Company had outstanding 13,800,000 warrants entitling the holder to exercise eight warrants to purchase one share of common stock at an exercise price of $92.00 per share (the "Public Warrants"). The Public Warrants became exercisable 30 days after the Closing Date, and expire five years after the Closing Date or earlier upon redemption or liquidation.
The Company may redeem the Public Warrants as follows: in whole and not in part; at a price of $0.01 per warrant; at any time while the Public Warrants are exercisable, upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder; if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $144.00 per share, for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to the warrant holders; and if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Certain of these conditions have not been met to redeem the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
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
There were 18,410,000 warrants outstanding, representing 2,301,250 shares subject to warrants, as of December 31, 2023 and December 31, 2022.
Note 15. Stock-Based Compensation
2010 Stock Plan
Prior to the Business Combination, Legacy Shapeways maintained its 2010 Stock Plan (the “2010 Plan”), under which Legacy Shapeways granted statutory and non-statutory stock to employees, outside directors and consultants. The maximum number of shares of common stock that was issuable under the 2010 Plan was 2,117,818 shares.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, each holder of an in-the-money Legacy Shapeways option held by individuals remaining in continuous service to the Company through the Closing, was granted a right to receive an award of restricted stock units denominated in shares of common stock granted under the 2021 Equity Incentive Plan (the "2021 Plan") (each, an “Earnout RSU”) equal to the product of (A) the number of shares of Legacy Shapeways common stock that were subject to the option immediately prior to Closing, multiplied by (B) 10% of the Conversion Ratio. The Earnout RSUs are subject to substantially the same service-based vesting conditions and acceleration provisions as applied to the Legacy Shapeways option provided that, in addition to such service-based vesting conditions, Earnout RSUs will be subject to vesting and forfeiture conditions based upon the dollar volume-weighted price of the Company’s common stock reaching certain targets (the “RSU Performance Milestones”). The Company records stock compensation expense for Earn-Out RSUs based upon an assessment of the grant date fair value using the Monte Carlo valuation model in accordance with FASB ASC 718. The Company did not grant any additional Earn-Out RSUs during the year ended December 31, 2023.
Upon the Closing of the Business Combination, the outstanding and unexercised Legacy Shapeways options became options to purchase an aggregate of 612,650 shares of the Company’s common stock under the 2010 Plan at an average exercise price of $4.96 per share.
2021 Equity Incentive Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Plan. The 2021 Plan permits the granting of incentive stock options, restricted stock awards, other share-based awards or other cash-based awards to employees, consultants, and non-employee directors. On the first day of each calendar year, beginning on January 1, 2022 and continuing until (and including) January 1, 2031, the number of shares available under the 2021 Plan will automatically increase by a number equal to the lesser of (a) 5% of the total number of shares of the Company’s common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (b) a number of shares of the Company's common stock determined by the Company’s Board of Directors. As of December 31, 2023, 1,565,630 shares of common stock are authorized for issuance pursuant to awards under the 2021 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2021 Plan. As of December 31, 2023, 689,007 shares remain available for issuance under the 2021 Plan.
2022 New Employee Equity Incentive Plan
In September 2022, the Company adopted the 2022 New Employee Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the granting of restricted stock awards, stock options and other share-based rewards to individuals who were not previously employees of the Company, as an inducement material to the individual's entry into employment with the Company within the meaning of Listing Rule 303A.08 of the New York Stock Exchange ("NYSE"). The 2022 Plan was adopted by the Board of Directors without stockholder approval pursuant to NYSE Listing Rule 303A.08 (which was the stock exchange on which the Company's securities were then trading). As of December 31, 2023, 625,000 shares of common stock are authorized for issuance pursuant to awards under the 2022 Plan. Any shares of common stock related to awards that are forfeited, cancelled, terminated, expire or shares withheld by the Company to satisfy tax withholding obligations or to pay any exercise price are deemed available for issuance under the 2022 Plan. As of December 31, 2023, 419,704 shares remain available for issuance under the 2022 Plan.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided. There were 435,168 stock options granted during the year ended December 31, 2023. There were no stock options granted during the year ended December 31, 2022. The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2023 were as follows:

Year Ended December 31, 2023
Strike price	$2.64 - $3.40
Expected term (in years)	6.25
Expected volatility	110.67% - 132.00%
Risk-free interest rate	3.79% - 4.19%
Dividend yield	—%
The following table summarizes the Company’s stock option activity during the period presented:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	497,402	$5.16	5.67
Granted	435,168	2.74
Forfeited	(211,020)	5.56
Exercised	(32)	3.92
Outstanding at December 31, 2023	721,518	$3.58	7.29	$116
Exercisable at December 31, 2023	350,511	$4.50	5.09	$—
The aggregate intrinsic value of options in the table above is calculated as the difference between the fair value of the Company's common stock price and the exercise price of the stock option. As of December 31, 2023, approximately $503 of unrecognized stock compensation expense related to non-vested awards is expected to be recognized over the weighted average period of 3.11 years.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity during the period presented:

	Restricted Stock Units	Weighted Average Grant Fair Value per Share	Aggregate Intrinsic Value
Outstanding at January 1, 2023	870,126	$12.08
Granted	48,974	3.56
Forfeited	(298,536)	10.56
Settled	(180,990)	10.55
Outstanding at December 31, 2023	439,574	$12.69	$879

The total fair value of restricted stock unit awards settled during the years ended December 31, 2023 and 2022 was $5,415 and $2,121. The total restricted stock unit awards settled include 76,090 shares withheld for employee tax liability during the year ended December 31, 2023.
Total unrecognized stock compensation expense related to outstanding restricted stock unit awards was approximately $5,978 as of December 31, 2023 and is expected to be recognized over the weighted average period of 2.37 years.
2021 Employee Stock Purchase Plan
Upon the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees with an opportunity to increase their proprietary interest in the success of the Company by purchasing common stock from the Company on favorable terms and to pay for such purchases through payroll deductions or other approved contributions. As of December 31, 2023, 172,749 shares of common stock are available for purchase under the ESPP. As of December 31, 2023, no shares have been purchased under the ESPP.
Note 16. Fair Value Measurements
Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The carrying amounts of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue approximated fair value as they are short term in nature. The fair value of warrants issued for settlement and services is estimated based on the Black-Scholes model. The carrying value of the Company’s debt and operating lease liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.
Fair Value on a Recurring Basis
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The estimated fair value of the warrant liabilities represents Level 3 measurements.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2023	2022
Assets:
Marketable securities - U.S. Treasury Securities	2	$9,950	$29,680

Liabilities:
Earnout consideration liability	3	$—	$1,076
Earnout Consideration Liability
There was no change in the fair value of the earnout consideration liability during the year ended December 31, 2023. For the year ended December 31, 2022, the Company recognized income resulting from a change in the fair value of the earnout liability of $1,824. The final earnout consideration liability was paid in cash of $539 and a non-cash issuance of equity valued at $537 in April 2023.
Warrant Liabilities
There was no change in fair value of warrant liabilities recognized during the twelve months ended December 31, 2023. The Company recognized income resulting from a change in the fair value of warrant liabilities of $1,584 during the twelve months ended December 31, 2022. See Note 14 for more information.
Fair Value on a Non-Recurring Basis
At the Closing, there were 438,800 shares of common stock issued as part of the Merger consideration (the “Earnout Shares”) subject to vesting and forfeiture conditions (the “Earnout Terms”) based upon the volume-weighted average trading price of common stock reaching targets of $112.00 and $128.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after the Closing, with the portion of such shares that would otherwise be deliverable to Legacy Shapeways stockholders at the Closing being withheld and deposited into escrow. The fair value of the Earnout Shares was estimated using the trading price of the common stock at Closing ($61.60), discounted based on the probability of the Earnout Terms being met as determined at Closing, and thus represents a Level 2 fair value measurement as defined in ASC 820. The Earnout Shares, if achieved, would be issued to Legacy Shapeways stockholders. The Earnout Shares are a fixed number of shares to be issued to such stockholders on a pro rata basis. The fair value of the Earnout Shares was recognized as a deemed dividend. Upon closing of the Merger, the estimated fair value of the Earnout Shares was $18,132 with such amount recognized as a deemed dividend. As the Company was in an accumulated deficit position as of the measurement date, the resulting deemed dividend was recorded as a reduction of additional paid-in capital with a corresponding offset recorded to additional paid-in capital. As of December 31, 2023, there were 438,800 Earnout Shares unvested and remaining subject to the Earnout Terms.

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Income Taxes
The provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022
Income tax provision:
Current
Non-U.S.	$—	$5
Federal	—	(1)
State	—	—
Deferred
Non-U.S.	—	—
Federal	23	23
State	1	4
Provision for income taxes	$24	$31
A reconciliation of the income tax expense calculated using the applicable federal statutory rate to the Company’s actual income tax expense is as follows:

	December 31,
	2023	2022
Federal statutory income tax rate	21.00%	21.00%
State and local income taxes, net of federal benefit	4.82%	3.48%
Nondeductible expenses	(0.03)%	(0.10)%
Other	—%	(0.03)%
Warrant liabilities	—%	1.65%
Stock-based compensation	0.05%	(0.01)%
Change in state tax rates	5.16%	1.74%
State net operating loss true-up	(5.58)%	—%
Change in valuation allowance	(24.75)%	(26.83)%
True-up adjustments	(0.45)%	(1.06)%
PSU Cancellation	(0.12)%	—%
Foreign rate differential	(0.16)%	(0.01)%
	(0.06)%	(0.17)%

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and tax liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Intangible assets and goodwill	$607	$15
Sec. 174 research and development costs	3,835	2,159
Accrued expense	124	112
Sec. 263(a)	18	17
Stock compensation	1,796	1,157
ASC 842 – Operating lease liabilities	464	565
Property and equipment	3,026	216
Net operating losses	32,250	27,036
Earnout consideration	260	261
Tax credits	893	893
Acquisition costs	90	90
Other	—	251
Less: valuation allowance	(42,969)	(32,196)
Total deferred tax assets	394	576

Deferred tax liabilities:
Intangible assets and goodwill	$—	$(28)
Property equipment	—	(25)
ASC 842 Right-of-use assets	(444)	(550)
Other	(2)	—
Total deferred tax liabilities	(446)	(603)
Net deferred tax liabilities	$(52)	$(27)
The valuation allowance for deferred tax assets increased by $10,773 to $42,969 in 2023. In determining the carrying value of the Company's deferred tax assets, the Company evaluated all available evidence that led to a conclusion that based upon the more-likely-than-not standard of the accounting literature, these deferred tax assets were unrecoverable. The valuation allowance has no impact on the Company’s net operating loss (“NOL”) position for tax purposes, and if the Company generates taxable income in future periods, it will be able to use the NOLs to offset taxes due at that time.
As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $132,126, $71,122 of which, if not utilized, expire by 2038. Federal net operating loss carryforwards totaling approximately $61,004 can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $87,236, with varying expiration dates as determined by each state; some of which may be indefinite lived. Internal Revenue Code of 1986 Section 382 (“Section 382”) and Section 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change of ownership. These carryforwards are not subject to limitation by Section 382 and are all expected to be available to offset future U.S. taxable income.
Utilization of U.S. net operating losses may be limited by “ownership change” rules, as defined in Section 382. Similar rules may apply under state tax laws. The Company has not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Code and when it starts utilizing its net operating losses. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses carryovers available in any taxable year

SHAPEWAYS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

could be limited and may expire unutilized. Any limitation that may arise or be determined in the future would not have a material impact on the Company’s financial statements due to the full valuation allowance recorded against the related deferred tax assets.
Note 18. Significant Concentrations
One customer accounted for approximately 17% and 20% of revenue for the years ended December 31, 2023 and 2022, respectively. No other customers represented more than 10% of revenue for the years ended December 31, 2023 and 2022.

No vendor accounted for more than 10% of purchases for the year ended December 31, 2023. One vendor accounted for 28% of purchases for the year ended December 31, 2022. No other vendors represented more than 10% of purchases for the year ended December 31, 2022.
As of December 31, 2023, no customers accounted for more than 10% of accounts receivable. As of December 31, 2022, zero customers accounted for approximately 17% and 16% of accounts receivable. No other customers represented more than 10% of outstanding accounts receivable as of December 31, 2023 and 2022.
As of December 31, 2023, no vendor represented 10% of accounts payable. As of December 31, 2022, one vendor represented 10% of accounts payable. No other vendors represented more than 10% of outstanding accounts payable balance as of December 31, 2023 and 2022.
Note 19. Subsequent Events
In January 2024, a second lot of assets related to the Desktop Metal MOU was auctioned and sold to the highest bidder, resulting in approximately $481 in cash to the Company as of the date of this filing. See Note 9 for more information.