Form 10-K/A
period 2023-12-31
Shapeways Holdings, Inc.
filed 2024-04-16
CIK 1784851

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
As of April 5, 2024 the registrant had 6,616,465 shares of common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for Shapeways Holdings, Inc. for the year ended December 31, 2023, originally filed on March 28, 2024 (the “Original Report”). We are filing this Amendment for the sole purpose of filing the information required by Part III of Form 10-K. We previously omitted this information from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of the Original Report to such incorporation by reference has been deleted, and this Amendment amends and restates in their entirety the cover page and Part III of the Original Report. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in Parts I and II of the Original Report.
Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Amendment. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Amendment.
The remainder of this Amendment remains the same as previously reported in the Original Report, and there are no other changes to the Company’s financial statements or disclosures and there are no changes to the Company’s reported results. This Amendment does not reflect any subsequent events occurring after the filing date of the Original Report and does not modify or update in any way the disclosures made in the Original Report except as described above. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC after the Original Report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and certain information about each of them as of the date of this Amendment are set forth below.
The Board currently consists of seven members, divided into three classes of staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:
•the Class I director Ryan Kearny will serve until the 2025 annual meeting of stockholders or until his successor has been elected or appointed or until his earlier death, resignation or removal;
•the Class II directors, Raj Batra, Christine Gorjanc, and Alberto Recchi, who will serve until the 2026 annual meeting of stockholders or until their respective successors have been elected or appointed or until their earlier death, resignation or removal; and
•the Class III directors, Leslie Campbell, Greg Kress and Josh Wolfe, serving until the 2024 annual meeting of stockholders or until their respective successors have been elected or appointed or until their earlier death, resignation or removal.

Name	Age	Position
Executive Officers
Greg Kress	42	Chief Executive Officer, Director
Alberto Recchi	50	Chief Financial Officer, Director
Joseph Andrew Nied	48	Chief Operating Officer
Non-Employee Directors
Leslie Campbell	65	Chairman of the Board
Raj Batra	56	Director
Christine Gorjanc	67	Director
Ryan Kearny	55	Director
Josh Wolfe	46	Director

EXECUTIVE OFFICERS
Greg Kress. Since the consummation of the Business Combination, Greg Kress has served as our Chief Executive Officer. Mr. Kress served as Legacy Shapeways’ Chief Executive Officer and a member of Legacy Shapeways’ board of directors from January 2018 to the consummation of the Business Combination. From 2014 to 2017, Mr. Kress served as Chief Operating Officer then President at Open English, an online education platform. Prior to that, he was a member of the corporate leadership staff at GE, where he held a series of roles in global commercial operations and supply chain management as well as environmental health and safety. Mr. Kress earned his Bachelor of Science in Mechanical Engineering from Penn State University. We believe Mr. Kress’s background as an innovative and results-driven leader with experience in large and mid-size organizations brings substantial operating experience to our Board.

Alberto Recchi. Mr. Recchi has served as our Chief Financial Officer since October 2022 and as a member of the Board since the Business Combination. Mr. Recchi started his career as an aerospace engineer at Agusta, currently known as Leonardo Helicopters. In 2001 he left Italy to embark on his career in the finance industry which spans a period of nearly two decades on Wall Street and in the City of London. He spent 12 years at Credit Suisse advising US and European private equity funds on a wide range of transactions including LBOs, recapitalizations, equity offerings and mergers & acquisitions. After leaving Credit Suisse he was a Managing Director at a co-investment platform and cross-border boutique merchant bank based in the US. Prior to joining the Board, Mr. Recchi served as the Chief Financial Officer and a member of the board of directors of Galileo. Mr. Recchi holds undergraduate and graduate degrees in Aerospace

Engineering from the Polytechnic of Turin, Italy, an MBA from Columbia Business School as well as Financial Accounting and M&A Certificates of Mastery issued by the New York Institute of Finance. Mr. Recchi is NACD Directorship Certified® and holds certifications in Additive Manufacturing Fundamentals from ToolingU-SME and in Additive Manufacturing for Innovative Design and Production from MIT. We believe Mr. Recchi is well qualified to serve on the Board due to his extensive investment and finance background in both the U.S. and Western Europe.

Joseph Andrew Nied. Mr. Nied has served as our Chief Operating Officer since May 2022. Prior to joining the Company, Mr. Nied served as chief supply chain officer of Gooten, a print on demand platform, from September 2020 to May 2022. Previously, Mr. Nied served as senior executive director, business services and community relations at Bucknell University, from September 2020 to September 2021. Prior to that, Mr. Nied was chief supply chain officer at Mimeo, a print on demand and digital distribution company, from September 2016 to August 2019, and served in various finance and operations roles at Mimeo from 2000 to 2016. Mr. Nied is trained in Lean Six Sigma (Green Belt) and holds a B.S. in finance from the Lehigh University College of Business.

DIRECTORS

Raj Batra. Mr. Batra has served as a member of the Board since July 2022. Mr. Batra currently serves as President of Siemens Digital Industries U.S., an innovation leader in automation and digital transformation in the process and discrete industries, since April 2019. Previously, Mr. Batra served in various senior roles at Siemens U.S., including President of the Digital Factory Division from October 2014 to April 2019, President of the Industry Automation Division from October 2009 to October 2014, Vice President and General Manager, Automation & Motion Division from October 2007 to October 2009, and Vice President and General Manager, Automotive & Aerospace Vertical Markets from October 2002 to October 2007. Mr. Batra is also a director of Amsted Industries, a diversified global manufacturer of industrial components serving primarily the railroad, vehicular, and construction and building markets, and previously served as Chairman of NEMA (National Electrical Manufacturers Association) and as a member of the Executive Committee of the Manufacturers Alliance. Mr. Batra received a B.S. in Electrical Engineering from Lawrence Technological University and an M.B.A. from the University of Michigan. Mr. Batra’s 20-plus years in executive leadership roles in the broad industrial (Process and Discrete) markets, his extensive portfolio experience in the automation, digitalization and I4.0/IoT areas, and his current role as President of Siemens Digital Industries U.S., qualify him to serve as a member of our Board of Directors.

Christine Gorjanc. Ms. Gorjanc has served as a member of the Board since April 2023. Ms. Gorjanc served as the Chief Financial Officer of Arlo Technologies, Inc., an intelligent cloud infrastructure and mobile app platform company, from August 2018 to June 2020. She previously served as the Chief Financial Officer of NETGEAR, Inc., a provider of networking products and services from January 2008 to August 2018, where she also served as Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 through December 2006. Prior to joining NETGEAR, Inc., Ms. Gorjanc served in a number of roles including Vice President, Controller, Treasurer, Tax Director and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions, from September 1996 through November 2005. Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems from October 1988 through September 1996, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting. Since November 2015, Ms. Gorjanc has served on the board of directors of Invitae, Inc., a genetic testing and services company, where she serves as a chairman of the audit committee as well as a member of the compensation committee. In July 2023, Ms. Gorjanc stepped off the board committees of Invitae to serve as its interim chief financial officer, and resumed her committee service in August 2023. In May 2019, Ms. Gorjanc joined the board of Juniper Networks, Inc., a leader in secure Al driven networks where she serves on the audit committee and has served as lead director since May 2023. From March 2021 to October 2022, Ms. Gorjanc also served on the board of directors of Zymergen, Inc., a biotechnology company, where she served on the compensation committee and audit committee. Ms. Gorjanc is NACD (National Association of Certified Directors) Directorship Certified demonstrating her qualifications and commitment as an experienced director. We believe Ms. Gorjanc’s expertise in finance and accounting and her extensive experience as a public board director qualify her to serve on our Board.

Alberto Recchi. See biographical information about Mr. Recchi in the Executive Officers section above.
Leslie C.G. Campbell. Leslie C. G. Campbell has served as a member of our Board and chair of the compensation and human capital committee, and as a member of the nominating and corporate governance committee since October 2021, and since July, 2022, she has served as Chairman of the Board. Ms. Campbell previously served as the Chief Procurement Officer for Reed Elsevier, Inc., from September 2007 to December 2012. From March 1998 to September 2007, Ms. Campbell held a number of positions at Dell, Inc., most recently as the Vice President of Worldwide Procurement, and previously as the Vice President and General Manager, Global Segment EMEA. Ms. Campbell held a number of positions at Oracle Corporation from May 1990 to January 1998, most recently as Vice President, Corporate Purchasing. From

August 1982 to May 1990, she held a number of positions at KPMG Peat Marwick LLP, a member firm of KPMG International, most recently as a Senior Manager. Ms. Campbell has served as a member of the board of directors of PetMed Express, Inc. since July 2018, and as a member of the board of PointClickCare Technologies since January 2023. She also serves, or has served, on the advisory boards of several private and non-profit enterprises, and previously served as a member of the board of directors of Coupa Software, Inc. from May 2016 to May 2022, and as a member of the board of directors of LiveVox Holdings, Inc. from June 2021 until December 2023, Ms. Campbell holds a B.A. in Business Administration from the University of Washington and is NACD Directorship Certified®. We believe Ms. Campbell possesses specific skills and attributes that qualify her to serve as a member of the Board, including her experience as a public board director and her extensive operating experience in general management and supply chain, her international operational and financial expertise, and her experience in the technology industry.
Josh Wolfe. Since the consummation of the Business Combination, Josh Wolfe has served as a member of our Board. Mr. Wolfe served on Legacy Shapeways’ board of directors from May 2012 to the consummation of the Business Combination. Mr. Wolfe is a Managing Partner of Lux Capital, a venture capital firm he co-founded in 2000. Mr. Wolfe currently serves on the board of directors of a number of private companies. Mr. Wolfe earned his Bachelor of Science in Applied Economics from Cornell University. Mr. Wolfe’s background in identifying and building next-generation technologies and companies brings broad expertise that allows him to make valuable contributions to our Board.
Greg Kress. See biographical information about Mr. Kress in the Executive Officers section above.

Ryan Kearny. Since the consummation of the Business Combination, Ryan Kearny has served as a member of the Board, and since October 2022, has served as chair of the nominating and corporate governance committee. Mr. Kearny served as an independent board member for Talend SA, from November 2020 to July 2021. Mr. Kearny has held the position of Chief Technology Officer and Senior Vice President of Development since September 2019 at Lassen Peak, a software security company. Prior to that position, Mr. Kearny served in various increasingly senior roles at F5 Networks, Inc., an application services and application delivery networking company, including serving as Senior Vice President of F5 Networks’ Cloud, Orchestration and Service Provider Product Groups from January 2012 to September 2016, and Chief Technology Officer and Executive Vice President/Senior Vice President of Product Development from September 2016 to May 2019. Mr. Kearny holds a B.S.E.E. degree in electrical and computer engineering from the University of Washington. We believe that Mr. Kearny is well-qualified to serve as a member of the Board because of his experience driving technology strategy, roadmap, and growth for more than two decades in various executive roles.

Family Relationships
There are no family relationships among any of our directors or executive officers.
Audit Committee
Our audit committee consists of Ms. Gorjanc, Mr. Batra and Mr. Kearny, with Ms. Gorjanc serving as chair. Each member qualifies as independent under Nasdaq rules applicable to board members generally and under Nasdaq rules and Exchange Act Rule 10A-3 specific to audit committee members. All members meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board has determined that Ms. Gorjanc qualifies as an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K and has the financial sophistication required by applicable Nasdaq listing standards.

Our audit committee is responsible for, among other things: appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm; discussing with the Company’s independent registered public accounting firm their independence from management; reviewing, with the Company’s independent registered public accounting firm, the scope and results of their audit; approving all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm; reviewing and discussing with the Company’s independent registered public accounting firm the responsibilities, budget, and staffing of the Company’s internal audit function and any recommended changes to its scope; reviewing and discussing the results, performance and effectiveness of the internal audit function; overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the quarterly and annual financial statements that the Company files with the SEC; overseeing the Company’s financial and accounting controls and compliance with legal and regulatory requirements; reviewing and overseeing the Company’s policies on risk assessment and risk management, including reviewing the Company’s cybersecurity and other information technology risks, controls and procedures, including the Company’s plans to mitigate cybersecurity risks and to respond to data breaches; reviewing related person transactions; and establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters. In addition, our audit committee may form subcommittees, and may delegate power and authority to such subcommittees, for any purpose that the audit committee deems appropriate unless such delegation is required by law, regulation or the Nasdaq to be exercised by the audit committee as a whole.

Our audit committee conducts an annual performance evaluation and periodically reviews the adequacy of its charter. The written charter for the audit committee is available on the Investor Relations section of our website at investors.shapeways.com. The information on the Company’s website is deemed not to be incorporated in this Amendment or to be part of this Amendment.
The audit committee plans to meet at least four times each year and may otherwise meet at such times and places as the committee determines. The audit committee met seven times during the fiscal year ended December 31, 2023. The agenda for each meeting is usually developed by the chair of the audit committee, in consultation with the Chief Executive Officer and Chief Financial Officer. The audit committee meets regularly in executive session.
Code of Conduct
The Company has a code of conduct that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of conduct is available on the Investor Relations section of our website at investors.shapeways.com. The Company intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of conduct on its website rather than by filing a Current Report on Form 8-K. The information on the Company’s website is deemed not to be incorporated in this Amendment or to be part of this Amendment.
Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2023, the members of our compensation and human capital committee were Leslie Campbell (chair), Josh Wolfe and Raj Batra, none of whom is or has served as an officer or employee of Shapeways, or had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or compensation and human capital committee.
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

For the year ended December 31, 2023, Shapeways’ named executive officers were Gregory Kress, Chief Executive Officer, Alberto Recchi, Chief Financial Officer and Joseph Andrew Nied, Chief Operating Officer.

This section provides an overview of Shapeways’ executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2023
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2023 and 2022.

	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)(3)	Non-Equity Incentive Compensation	All Other Compensation ($)(4)	Total ($)
Gregory Kress Chief Executive Officer	2023	$385,008	$207,900	—	$216,177	—	$13,200	$822,285
	2022	$385,000	$207,904	$935,676	—	—	$11,000	$1,539,580
Alberto Recchi (5) Chief Financial Officer	2023	$357,500	$107,250	—	$25,000	—	$13,200	$502,950
	2022	$89,400	$26,813	$634,311	—	—	$45,450	$795,974
Joseph Andrew Nied (6) Chief Operating Officer	2023	$340,000	$102,000	—	$75,000	—	$12,938	$529,938
	2022	$212,500	$63,750	$515,896	—	—	$7,400	$799,546
(1)    The amounts in this column represent the base salaries earned in fiscal years 2023 and 2022.
(2)    The amounts disclosed in this column for 2022 include the grant-date fair value for stock awards, consisting of both time-based restricted stock units and performance-based restricted stock units (“PSUs”) computed in accordance with the FASB’s ASC Topic 718. For Mr. Kress, the value shown includes the grant date fair value of $1.06 for 364,708 PSUs, which were subsequently canceled in March 2023 and replaced with an option grant consisting of 364,708 shares of Company common stock effective April 2023. The value of the PSUs are based on the probable outcome of the performance conditions to which such awards are subject, which was calculated using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. The grant date fair value of the PSUs, based upon the trading price of the Company’s Common Stock as of the grant date ($2.26), and assuming achievement at the maximum level of performance, is $824,240 for Mr. Kress. For Mr. Recchi, the value shown includes the grant date fair value of 31,250 restricted stock units that he received on June 8, 2022 in connection with his service as a director, which were subsequently forfeited in connection with his appointment as an executive officer. The assumptions used to calculate the grant-date fair value of the time-based restricted stock units and PSUs are set forth in Note 15, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(3)    Reflects the aggregate grant date fair value of option awards granted during the 2023 fiscal year calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 15, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
(4)    For 2022, the amounts in this column represent the following: (i) 401(k) plan employer contributions in the amount of $11,000 for Mr. Kress,      $1,200 for Mr. Recchi, $7,400 for Mr. Nied in respect of 2022 and (ii) $44,250 in cash fees Mr. Recchi received in respect of his service as a director prior to being appointed an executive officer.
(5)    Mr. Recchi was appointed as an executive officer effective October 1, 2022.
(6)    Mr. Nied was appointed as an executive officer effective May 16, 2022.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE
The Company has an executive compensation program in place that is consistent with its compensation policies and philosophies, which are designed to align compensation with business objectives and the creation of stockholder value, while also enabling the Company to attract, incentivize, reward and retain individuals who contribute to its long-term success. For fiscal years 2023 and 2022, the compensation program for Shapeways’ named executive officers consisted of base salary and incentive compensation, delivered in the form of cash bonus opportunities, time-based restricted stock unit awards, performance-based restricted stock unit awards, and stock options.
EMPLOYMENT AGREEMENTS

Mr. Kress, Mr. Recchi and Mr. Nied (each, a “Key Executive”) have each entered into an employment agreement or offer letter with Shapeways (each, a “Key Executive Employment Agreement”). Mr. Kress reports to the Board and Mr. Recchi and Mr. Nied report to the Chief Executive Officer. Each of the Key Executives perform their respective services remotely from various locations in the U.S.

Mr. Kress receives an annual base salary of $385,008, Mr. Recchi receives an annual base salary of $357,500 and Mr. Nied receives an annual base salary of $340,000. Each Key Executive’s annual base salary rate may be increased but not decreased, unless such decrease is made across the board to other senior executives of the Company. The compensation and human capital committee reviews the annual base salary rate of the Chief Executive Officer, and the compensation and human capital committee, with the assistance of the Chief Executive Officer, reviews the compensation of the Chief Financial Officer and the Chief Operating Officer at least annually, with the intent to establish compensation levels consistent with competitive market standards, taking into account the growth of the Company over time.
Pursuant to the terms of each Key Executive Employment Agreement, each Key Executive is eligible to participate in the Company’s annual incentive bonus plan, as in effect from time to time (the “Company Bonus Plan”). The annual target bonus opportunity under the Company Bonus Plan for Messrs. Kress, Recchi and Nied is 90%, 50% and 50%, respectively, of his annual base salary rate, with a maximum bonus opportunity for any fiscal year equal to 200% of his target opportunity.
The performance measures under the Company Bonus Plan are established by the compensation and human capital committee and, absent extraordinary circumstances, are communicated to the Key Executive in the first quarter of the fiscal year for which the bonus is measured. The performance measures and targets under the Bonus Plan are subject to adjustment by the compensation and human capital committee in case of extraordinary nonrecurring events, such as those described under relevant accounting rules, or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to shareholders for the applicable year, as a result of applicable tax law or accounting rule changes, or in the compensation and human capital committee’s discretion. Bonuses, if earned, will be payable in the fiscal year immediately following the fiscal year for which the bonus is earned, subject to the compensation and human capital committee’s determination of the achievement of the applicable performance measures. Payments for bonuses earned under the Company Bonus Plan will generally be subject to continued employment through the applicable payment date (except in case of certain qualifying terminations, described below).
The compensation and human capital committee of the Board reviews each Key Executive’s annual target and maximum bonus opportunities at least annually, with the intent to establish compensation levels consistent with competitive market standards, taking into account the performance of the Company over time. Pursuant to their employment agreement, the value of each Key Executive’s annual target and maximum bonus opportunities may be increased but not decreased, unless such decrease is made across the board to other senior executives of the Company.
Each Key Executive Employment Agreement provides that if the Company terminates the Key Executive’s employment without Cause or if the Key Executive terminates his employment for Good Reason, the Key Executive will be entitled to (i) six months of salary continuation at the Key Executive’s then-current base salary, (ii) a prorated portion of the actual bonus the Key Executive would have received under the Company Bonus Plan had his termination not occurred, (iii) any unpaid bonus that would have been payable under the Company Bonus Plan for any fiscal year preceding the fiscal year in which termination occurs had the Key Executive remained employed through the applicable payment date (the “Prior Year Bonus”), and (iv) should the Key Executive elect COBRA coverage, the Company will continue its contribution to the premium cost of the Key Executive’s coverage and that of his eligible dependents until the earlier of (x) the six -month anniversary of the Key Executive’s termination date and (y) the date the Key Executive begins new employment that offers group health coverage.
However, if the Key Executive’s termination occurs on or within 12 months following a consummation of a Change in Control (as generally defined in the Company’s 2021 Equity Incentive Plan (the “2021 Plan”)), then in lieu of the payments described above, the Key Executive will be entitled to (i) a lump sum cash payment equal to 12 months of base salary at the Key Executive’s then-current base salary rate, (ii) a prorated portion of the Key Executive’s target bonus, (iii) the Prior Year Bonus, (iv) 12 months of COBRA contributions as described above and (v) immediate vesting in full of all service-vesting conditions of all of the Key Executive’s then outstanding equity or equity-based incentive awards, it being understood that any such outstanding awards that are also subject to satisfaction of performance-vesting conditions will remain outstanding and will continue to be eligible to vest subject to the satisfaction of such conditions based on the actual results of the applicable financial or other metrics and will be payable on the regular payment dates as per the terms of the applicable award agreement; provided that any individual performance goals that are not based on objective financial performance criteria will be deemed earned at target as of the date of termination; provided, further, that if the individual award agreement or other contract between the Company and the Key Executive governing any such award provides for more favorable vesting treatment, then the more favorable treatment will apply to such award.

If the Key Executive’s employment terminates due to his death or is terminated by the Company due to disability, the Key Executive (or his heirs or estate, as applicable) will be eligible to receive (i) the Prior Year Bonus and (ii) a prorated portion of the bonus the Key Executive would have received under the Company Bonus Plan had the termination not occurred, based on actual performance results for such year.
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
In April 2021, Mr. Kress entered into a Non-Competition Agreement, which became effective as of the Closing. In addition, Mr. Nied and Mr. Recchi have each entered into a proprietary information and inventions agreement with Shapeways, effective as of their respective employment start dates, which contain (i) customary invention assignment and confidentiality provisions and (ii) non-compete and non-solicit covenants for 12 months post-termination of employment.
ANNUAL INCENTIVE BONUSES

Annual incentive cash bonus opportunities are set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, which we believe to be consistent with market practice. With respect to each Key Executive, their Key Executive Employment Agreement sets forth each individual's annual incentive bonus opportunities. Beginning in 2022, the Key Executives’ annual incentive bonuses, if earned, were scheduled to be paid once annually during the first quarter of the calendar year following the year in which such bonuses were earned.

For 2023 and 2022, annual incentive bonuses were conditioned on achievement of gross margin and revenue growth goals, as described below. If the gross margin goal is not satisfied, then no bonus will be deemed earned and payable for such year. If the gross margin goal is satisfied, then the amount of the Key Executive’s bonus for such year will be determined based on achievement of the revenue growth goal, as follows:

•The threshold revenue growth target growth will be 60% of budgeted target, meaning that if revenue growth is below such threshold target, no bonus for such year will be payable;

•Between 60% and 100% achievement of the revenue growth target (i.e., between threshold and target achievement), the amount of the bonus for such year will be determined on a linear interpolation basis between 0% and 100% payment of target bonus; and

•Between 100% and 150% (or greater) achievement of the revenue growth target (i.e., between target and maximum achievement), the amount of the bonus for such year will be determined on a linear interpolation basis between 100% and 200% payout of target bonus.

For 2023, the compensation and human capital committee of the Board reviewed the annual incentive bonus methodology and the Company’s final 2023 financial performance. The compensation and human capital committee of the Board determined that, based on the 2023 results, between 50% and 63% of the revenue and earnings before income taxes and depreciation and amortization ("EBITDA") targets were achieved for the 2023 fiscal year pursuant to the above methodology under the Company’s annual incentive plan. The compensation and human capital committee of the Board granted discretionary bonuses for fiscal 2023 based upon a 60% achievement of the target goals in order to reward and incentivize the retention of the three Key Executives that are critical to the business in an amount equal to $207,900 for Mr. Kress, $107,250 for Mr. Recchi, and $102,000 for Mr. Nied.

EQUITY COMPENSATION
Pursuant to the Merger Agreement, certain named executive officers received Earnout RSUs (as defined above) and Transaction Bonus RSUs (as defined above) under the 2021 Plan.
As a result of and upon the Closing, options held by our named executive officers to purchase Legacy Shapeways’ common stock (whether vested or unvested, exercisable or unexercisable) issued pursuant to its 2010 Stock Plan (the “2010 Stock Plan”), and outstanding immediately prior to the Closing were assumed and converted into (a) options to purchase an aggregate of 503,721 shares of common stock under the 2010 Stock Plan and (b) in the case of in-the-money options, an aggregate of 50,372 Earnout RSUs granted under the 2021 Plan, which Earnout RSUs are subject to the earnout vesting and forfeiture conditions described in the Merger Agreement.

Pursuant to each of the Key Executive Employment Agreements, each Key Executive is eligible to receive annual grants of long-term compensation under the 2021 Plan as determined by the Board or the compensation and human capital committee of the Board, as applicable, in its discretion.

Gregory Kress:

In April 2022, the compensation and human capital committee of the Board approved an annual refresh grant of 30,392 restricted stock units under the 2021 Plan to Mr. Kress, vesting 25% annually over four years from the date of grant, subject to Mr. Kress’s continuous service through each such vesting date. In addition, Mr. Kress’s restricted stock unit award is eligible for a full acceleration of vesting if the Company is subject to a Change in Control (as defined in the 2021 Plan) before Mr. Kress’s service terminates. Due to administrative reasons, in March 2023, the compensation and human capital committee of the Board determined it was in the Company’s best interest to partially accelerate the service-based vesting requirement of Mr. Kress’s outstanding restricted stock unit award, such that the vesting dates for such award was accelerated to the first day of the calendar quarter in which such restricted stock units otherwise would have vested pursuant to Mr. Kress’s applicable restricted stock unit award agreement.

In April 2022, the compensation and human capital committee of the Board also approved a special retention award of 45,588 PSUs under the 2021 Plan to Mr. Kress. In March 2023, the compensation and human capital committee of the Board determined it was in the Company’s best interest to replace the PSUs with an option grant, an incentive that is tied to the increase in the market value of the Company’s common stock, to help ensure that Mr. Kress continues to be aligned with our stockholders and motivated to increase the value of the Company’s common stock. Consequently, in March 2023 and effective as of April 20, 2023, the compensation and human capital committee of the Board approved (i) an option grant consisting of 45,588 shares of Company common stock under the 2021 Plan to Mr. Kress, and in consideration of such option grant, Mr. Kress agreed to the cancellation of 45,588 previously granted PSUs granted in April 2022, of which the shares underlying such option vest over a five-year period beginning on April 1, 2023 with 1/5th of the shares vesting on each anniversary of the vesting commencement date subject to Mr. Kress providing continuous service through each such vesting date, and (ii) an additional option grant consisting of 62,500 shares of Company common stock under the 2021 Plan to Mr. Kress, of which the shares underlying such option vest over a four-year period beginning on April 1, 2023, and with 1/4th of the shares vesting on the first anniversary of the vesting commencement date, and with respect to an additional 1/48th of such shares when Mr. Kress completes each month of continuous service thereafter. In addition, if the Company is subject to a Change in Control (as defined in the 2021 Plan) before such service terminates, the shares subject to each of Mr. Kress's options will vest in full upon the effective date of such transaction.

Alberto Recchi:

In June 2022, Mr. Recchi received an award of 31,250 restricted stock units under the 2021 Plan as compensation for Mr. Recchi’s service as a non-employee director of the Board. Pursuant to the terms of Mr. Recchi’s CFO Offer Letter, Mr. Recchi agreed to forfeit such award of 31,250 restricted stock units in connection with his appointment as an executive officer. As a material inducement to accept the Company’s offer of employment, Mr. Recchi was eligible to receive an award of 110,000 restricted stock units under the 2022 Plan (as defined below) in accordance with Rule 303A.08 of the New York Stock Exchange Listed Company Manual, subject to vesting over a four-year period, with 25% of the award vesting on the one-year anniversary of the effective date of the CFO Offer Letter and 6.25% of such award vesting quarterly thereafter. In addition, Mr. Recchi’s restricted stock unit award is eligible for a full acceleration of vesting if the Company is subject to a Change in Control (as defined in the 2022 Plan) before Mr. Recchi’s service terminates. In November 2022, the compensation and human capital committee of the Board approved such inducement grant of 110,000 restricted stock units to Mr. Recchi under the 2022 Plan. Due to administrative reasons, in March 2023, the compensation and human capital committee of the Board determined it was in the Company’s best interest to partially accelerate the service-based vesting requirement of Mr. Recchi’s outstanding restricted stock unit award, such that the vesting dates for such award was accelerated to the first day of the calendar quarter in which such restricted stock units otherwise would have vested pursuant to Mr. Recchi’s applicable restricted stock unit award agreement.

In addition, pursuant to the terms of Mr. Recchi’s CFO Offer Letter, Mr. Recchi was eligible to receive a future grant of 12,500 PSUs under the 2021 Plan, to be awarded in 2023, which would be subject to certain conditions, including performance metrics, to be approved by the Company’s compensation and human capital committee. In lieu of such PSUs, the compensation and human capital committee of the Board determined it was in the Company’s best interests to grant Mr. Recchi an option to purchase 12,500 shares of Company common stock, an incentive that is tied to the increase in the market value of the Company’s common stock, rather than restricted stock units or a cash payment, to help ensure that Mr. Recchi will align with our stockholders and be motivated to increase the value of the Company’s common stock. Consequently, in March 2023 and effective as of April 2023, the Company’s compensation and human capital committee granted Mr. Recchi an option to purchase 12,500 shares of Company common stock in lieu of the PSUs that he was eligible to receive pursuant to the CFO Offer Letter, and Mr. Recchi agreed to accept such options in lieu of the PSUs that he was eligible to receive pursuant to the CFO Offer Letter. The shares underlying such option vest over a four-year period beginning on April 1, 2023, with 1/4th of the shares vesting on the first anniversary of the vesting commencement date, and with respect to an additional 1/48th of such shares when Mr. Recchi completes each month of continuous service thereafter. In addition, if the Company is subject to a Change in Control (as defined in the 2021 Plan) before such service terminates, the shares subject to each of Mr. Recchi’s options will vest in full upon the effective date of such transaction.

Andrew Nied:

Pursuant to the terms of Mr. Nied’s COO Offer Letter and subject to the approval of the compensation and human capital committee of the Board, Mr. Nied was eligible to receive an award of restricted stock units under the 2021 Plan with a grant date equity value equal to $750,000, divided by the 60-day trailing average trading price of the Company’s common stock preceding the date of grant, rounded down to the nearest whole number. In July 2022, the compensation and human capital committee of the Board approved such award of 54,190 restricted stock units to Mr. Nied with a grant date value equal to $750,000 subject to vesting over a four-year period, with 25% of each award vesting on the one-year anniversary of the vesting commencement date and 6.25% of each award vesting quarterly thereafter. In addition, Mr. Nied’s restricted stock unit award is eligible for a full acceleration of vesting upon a Change of Control (as defined in the 2021 Plan) if such Change of Control occurs simultaneously with or within 12 months prior to Mr. Nied’s individual termination without cause. Due to administrative reasons, in March 2023, the compensation and human capital committee of the Board determined it was in the Company’s best interest to partially accelerate the service-based vesting requirement of Mr. Nied’s outstanding restricted stock unit award, such that the vesting dates for such award was accelerated to the first day of the calendar quarter in which such restricted stock units otherwise would have vested pursuant to Mr. Nied’s applicable restricted stock unit award agreement.

Lastly, in March 2023 and effective as of April 2023, the Company’s compensation and human capital committee granted Mr. Nied an option to purchase 37,500 shares of Company common stock under the 2021 Plan. The shares underlying such option vest over a four-year period beginning on April 1, 2023, with 1/4th of the shares vesting on the first anniversary of the vesting commencement date, and with respect to an additional 1/48th of such shares when Mr. Nied completes each month of continuous service thereafter. In addition, if the Company is subject to a Change in Control (as defined in the 2021 Plan) before such service terminates, the shares subject to each of Mr. Nied’s options will vest in full upon the effective date of such transaction.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
The following table presents information regarding outstanding equity awards held by Shapeways’ named executive officers as of December 31, 2023. The number of shares subject to each option and RSU award are set forth below and the applicable exercise prices are as of December 31, 2023.

	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights
Gregory Kress Chief Executive Officer	116,585(1)	—	—	$3.92	2/26/2028	—	—	—	—
	52,216(1)	—	—	$3.92	9/5/2028	—	—	—	—
	125,930(1)	—	—	$4.00	5/5/2030	—	—	—	—
	—	—	—	—	—	—	—	33,580 (2)	83,950 (2)
	—	45,588(3)(4)	—	$2.64	4/20/2033	—	—	—	—
	—	62,500 (5)	—	$2.64	4/20/2033	—	—	—	—
	—	—	—	—	—	22,794 (6)	$56,985(6)	—	—
Alberto Recchi Chief Financial Officer	—	12,500 (5)	—	$2.64	4/20/2033	—	—	—	—
	—	—	—	—	—	82,498 (7)	$206,245 (7)	—	—
Joseph Andrew Nied Chief Operating Officer	—	37,500 (5)	—	$2.64	4/20/2033	—	—	—	—
	—	—	—	—	—	33,869 (8)	$84,673 (8)	—	—
(1)These options are fully vested.
(2)Effective as of the Closing, the named executive officers received Earnout RSUs. Subject to the satisfaction of the share-price based performance vesting conditions, each Earnout RSU represents the right to receive one share of Common Stock of the Company. The Earnout RSUs will be subject to share-price based performance vesting conditions as follows: (i) if, at any time prior to September 29, 2024 (the “RSU Earn-out Period”), the Company’s Common Stock equals or exceeds $112.00 per share for 30 consecutive trading days, one half (1/2) of the Earnout RSUs shall vest; and (ii) if, at any time prior to the completion of the RSU Earn-out Period, the Company’s Common Stock equals or exceeds $128.00 per share for 30 consecutive trading days, the remaining one half (1/2) of the Earnout RSUs shall vest. If the RSU Performance Milestones (as defined below) are not met during the RSU Earn-out Period, then the applicable Earnout RSUs shall be automatically forfeited. The number and fair value of the Earnout RSUs shown in the table assumes one half (1/2) of the Earnout RSUs will vest and is based on the price of the Company’s Common Stock on the last trading day of 2023, which is $2.50 per share.
(3)Effective April 2023, the PSUs granted to Mr. Kress were canceled and replaced with an option grant consisting of 364,708 shares of Company common stock, as further described under the “Equity Compensation” section above.
(4)This option grant vests in five annual installments on each anniversary of April 1, 2023.
(5)This option grant vests with respect to 1/4th of the shares on the first anniversary of April 1, 2023, and an additional 1/48th each month thereafter.
(6)This grant of time-based restricted stock units vests in four annual installments on each anniversary of April 1, 2022.
(7)This grant of time-based restricted stock units vests 25% on the first anniversary of October 1, 2022 and 6.25% of the restricted stock units will vest quarterly thereafter.
(8)This grant of time-based restricted stock units vests 25% on the first anniversary of May 16, 2022 and 6.25% of the restricted stock units will vest quarterly thereafter.
(9)Effective March 2023 and due to administrative reasons, this grant of time-based restricted stock units was partially accelerated, such that the vesting dates for such award was accelerated to the first day of the calendar quarter in which such restricted stock units otherwise would have vested pursuant to the applicable restricted stock unit award agreement.

Fiscal Year 2023 Director Compensation

The following table sets forth information regarding the compensation of our non-employee directors during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Stock Option ($)(2)	Total ($)
Leslie Campbell	$60,750	—	$ 27,498(4)	$88,248
Raj Batra	$30,750	—	$ 27,498(4)	$58,248
Robert Jan Galema (4)	$25,500	—	—	$25,500
Christine Gorjanc (4)	$11,250	$17,064	$ 27,498(4)	$55,812
Patrick S. Jones (4)	$44,240	—	—	$44,240
Ryan Kearny	$39,750	—	$ 27,498(4)	$67,248
Josh Wolfe	$30,750	—	$ 27,498(4)	$58,248
(1)The amounts in this column represent the aggregate grant date fair value of the restricted stock unit awards granted during the 2023 fiscal year, computed in accordance with the FASB ASC Topic 718. See Note 15, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included elsewhere in this Report for a discussion of the assumptions made by Shapeways in determining the grant-date fair value of Shapeways’ equity awards.
(2)The amounts in this column represent the aggregate grant-date fair value of the options granted during the 2023 fiscal year, computed in accordance with the FASB’s ASC Topic 718. See Note 15, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included elsewhere in this Report for a discussion of the assumptions made by Shapeways in determining the grant-date fair value of Shapeways’ equity awards.
(3)Subject to the director’s continuing service, the service-based requirement will be satisfied in three equal installments on each anniversary of the date of grant of April 3, 2023.
(4)Subject to the director’s continuing service, the service-based requirement will be satisfied on the earlier of (A) the date of the next annual meeting of stockholders or (B) the one-year anniversary of the date of grant of June 15, 2023.
(5)Patrick S. Jones and Robert Jan Galema ceased their director services at the 2023 Annual Meeting and on June 26, 2023, respectively. Christine Gorjanc started her director services on April 3, 2023.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

The Board has adopted a compensation policy for its non-employee directors (the “Non-Employee Director Compensation Policy”). Effective May 9, 2022, our board of directors approved an amended Non-Employee Director Compensation Policy (the “First Amended Policy”), and subsequently approved a second amended Non-Employee Director Compensation Policy on March 30, 2023, (the "Second Amended Policy"). Such policy is designed to align compensation with Shapeways’ business objectives and the creation of stockholder value, while enabling Shapeways to attract, retain, incentivize and reward non-employee directors who contribute to the long-term success of Shapeways. The Non-Employee Director Compensation Policy provides for an annual cash retainer for all non-employee directors, in addition to equity grants determined by the compensation and human capital committee and reimbursement for reasonable expenses incurred in connection with attending board and committee meetings. Shapeways will review non-employee director compensation periodically to ensure that non-employee director compensation remains competitive such that Shapeways is able to recruit and retain qualified directors.

CASH COMPENSATION
•Each non-employee director receives an annual cash retainer of $35,000.
•A non-executive chairperson is paid an additional annual cash retainer of $30,000.
•To the extent Shapeways appoints a director as “lead independent director” (if not the chairperson), such director is paid an additional annual cash retainer of $17,500.
•Directors receive an additional annual cash retainer, as set forth below, for their service on Board committees as follows:

Committee	Chairperson	Member
Audit	$20,000	$10,000
Compensation and Human Capital	$12,000	$6,000
Nominating and Corporate Governance	$8,000	$4,000
•All cash retainers are paid in arrears in quarterly installments within 30 days after the fiscal quarter end.
EQUITY COMPENSATION
Directors receive restricted stock units and stock option awards under the 2021 Plan or any successor plan, subject to the terms and conditions of the 2021 Plan and the applicable restricted stock unit and stock option agreements.

Annual Grant. Commencing with Shapeways’ first annual meeting of stockholders and prior to the effective date of the First Amended Policy, each director received a restricted stock unit award having a value of $125,000. Prior to effective date of the First Amended Policy, the number of shares subject to the annual restricted stock unit grant was determined by using the closing price of the common stock on the date of grant. After the First Amended Policy was approved,the number of shares subject to the annual restricted stock unit grant was determined by using the closing price of the common stock on the date of grant (unless such closing price after the effective date of the First Amended Policy was less than $4 per share, in which case $4 was determined to be the closing price for purposes of determining the number of shares subject to the annual restricted stock unit grant). As of the effective date of the Second Amended Policy, the Non-Employee Director Policy provides that each director will receive a stock option award to purchase shares of common stock having a value of $125,000. The number of shares subject to the annual stock option grant following the effective date of the Second Amended Policy will be determined by using the closing price of the common stock on the date of grant (unless such closing price following the effective date of the Second Amended Policy is less than $2 per share, in which case $2 shall be determined to be the closing price for purposes of determining the number of shares subject to the annual stock option grant). The date of grant for the annual stock option grant will be the 20th of the calendar month following the date of the annual meeting of the stockholders (or, if the 20th of the following calendar month falls on a non-trading day, then the grant date shall be on the last trading day occurring prior to the 20th of the following calendar month). Subject to the director’s continuing service, the service-based requirement will be satisfied on the earlier of (A) the date of the next annual meeting of stockholders or (B) the one-year anniversary of the date of grant.

Initial Grant. Each newly appointed director, as a member of the Board, receives in connection with such appointment or nomination, a restricted stock unit award having a value of $215,000. The date of grant for an initial grant will be the date of the director’s appointment or nomination. The number of shares subject to the initial grant will be determined using the closing price of the common stock on the date of grant (unless such closing price is less than $4 per share, in which case $4 shall be determined to be the closing price for purposes of determining the number of shares subject to the annual grant). Subject to the director’s continuing service, the service-based requirement will be satisfied in equal annual installments over a three-year period, and the vesting date in each year will be the anniversary of the date of grant (or if there is no corresponding date, the last date of the month).
Upon a transaction constituting a “Change in Control” as defined in the 2021 Plan, the service- based requirement applicable to outstanding equity awards granted pursuant hereto will be deemed satisfied in full upon the effective date of such transaction.
Neither Mr. Kress nor Mr. Recchi receive additional compensation for their services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 18, 2024 for:
•each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our directors and director nominees;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13G and 13D filed with the SEC.
We have based our calculation of the percentage of beneficial ownership on 6,616,465 shares of our common stock outstanding as of March 18, 2024. For purposes of the table below, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty (60) days of March 18, 2024 and common stock subject to restricted stock unit awards that will vest within sixty (60) days of March 18, 2024 to be outstanding and to be beneficially owned by the person holding the options or restricted stock unit award for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each current executive officer and director of the Company is 12163 Globe St., Livonia, MI 48150.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors:
Greg Kress(1)	371,160	5.4%
Alberto Recchi(2)	149,307	2.2%
Joseph Andrew Nied(3)	32,334	*
Leslie Campbell	14,870	*
Raj Batra	2,240	*
Christine Marie Gorjanc(4)	2,240	*
Ryan Kearny	8,620	*
Josh Wolfe(5)	895,660	13.6%
All executive officers and directors as a group (8 individuals)	1,476,431	21.1%
5% Stockholders:
Andreessen Horowitz(6)	663,057	10.1%
Balyasny Asset Management L.P.(7)	500,000	7.6%
Lux Capital(8)	891,754	13.5%
Stichting Depositary INKEF Investment Fund(9)	438,620	6.6%
Union Square Ventures 2008, L.P.(10)	763,457	11.6%
•Less than one percent
(1)Consists of (i) 42,786 shares of common stock, (ii) 320,776 shares subject to options, which are fully vested and exercisable within 60 days of March 18, 2024 and (iii) 7,598 shares underlying restricted stock unit awards which are fully vested as of March 18, 2024.
(2)Consists of (i) 20,105 shares of common stock, (ii) 3,385 shares subject to options, which are fully vested and exercisable as of March 18, 2024, (iii) 6,876 shares underlying restricted stock unit awards which are fully vested as of March 18, 2024 and (iv) (a) 81,640 shares and (b)

298,408 warrants exercisable for 37,301 shares of common stock held by Alberto Recchi through an entity he controls, Ampla Capital LLC. The address for Ampla Capital LLC is 1049 Park Ave. 14A, New York, NY 10028.
(3)Consists of (i) 18,791 shares of common stock, (ii) 10,156 shares subject to options, which are fully vested and exercisable within 60 days of March 18, 2024 and (iii) 3,387 shares underlying restricted stock unit awards which may vest within 60 days of March 18, 2024.
(4)Consists of 2,240 shares underlying restricted stock unit awards which may vest within 60 days of March 18, 2024.
(5)Consists of (i) 3,906 shares of common stock held by Josh Wolfe and (ii) the shares referenced in footnote 8.
(6)Based solely on a Schedule 13G/A filed on February 14, 2024, consists of (i) 623,630 shares held by Andreessen Horowitz Fund III, L.P., for itself and as nominee for Andreessen Horowitz Fund III-A, L.P., Andreessen Horowitz Fund III-B, L.P. and Andreessen Horowitz Fund III-Q, L.P. (collectively, the “AH Fund III Entities”), of which 61,113 shares are subject to vesting and forfeiture conditions based upon the volume-weighted average trading price of common stock reaching targets of $112.00 and $128.00, respectively (with 50% released at each target) for a period of 30 consecutive trading days during the three-year period after September 29, 2021 (the “Earnout Terms”), and (ii) 39,427 shares held by AH Parallel Fund III, L.P., of which 3,942 shares are subject to the Earnout Terms, for itself and as a nominee for AH Parallel Fund III-A, L.P., AH Parallel Fund III-B, L.P. and AH Parallel Fund III-Q, L.P (collectively, the “AH Parallel III Entities”). AH Equity Partners III, L.L.C. (“AH EP III”) is the general partner of each of the AH Fund III Entities and may be deemed to have sole power to vote and sole power to dispose of shares of the Issuer directly owned by each of the AH Fund III Entities. Marc Andreessen and Benjamin Horowitz are managing members of AH EP III and may be deemed to have shared power to vote and shared power to dispose of the shares directly owned by each of the AH Fund III Entities. AH Equity Partners III (Parallel), L.L.C. is the general partner of each of the AH Parallel III Entities and may be deemed to have sole power to vote and sole power to dispose of shares of the Issuer directly owned by each of the AH Parallel III Entities. Marc Andreessen and Benjamin Horowitz are managing members of AH EP Parallel III and may be deemed to have shared power to vote and shared power to dispose of shares of the Issuer directly owned by each of the AH Parallel III Entities. The address for the entities and individuals set forth herein is 2865 Sand Hill Road, Suite 101, Menlo Park, CA 94025.
(7)Based solely on a Schedule 13G/A filed on February 14, 2024, the shares are directly held by Atlas Diversified Master Fund, Ltd., a Cayman Islands exempted company (“ADMF”). Balyasny Asset Management L.P., a Delaware limited partnership (“BAM”) is the investment manager of ADMF, and as such, BAM may be deemed to exercise voting and investment power over the shares held by ADMF and thus may be deemed to beneficially own such shares. BAM GP LLC, a Delaware limited liability company (“BAM GP”) is the general partner of BAM and may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. Balyasny Asset Management Holdings LP, a Delaware limited partnership (“BAM Holdings”) is the sole member of BAM GP and may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. Dames GP LLC, a Delaware limited liability company (“Dames”), is the general partner of BAM Holdings and may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. Dmitry Balyasny is the managing member of Dames and may be deemed to exercise voting and investment power over the shares held directly by ADMF and thus may be deemed to beneficially own such shares. The address for the entities and individual set forth herein is 444 West Lake Street, 50th Floor, Chicago, IL 60606.
(8)Consists of (i) 476,388 shares held by Lux Ventures III, L.P., of which 47,661 shares are subject to the Earnout Terms, (ii) 393,557 shares held by Lux Co-Invest Opportunities, L.P., of which 35,605 shares are subject to the Earnout Terms, (iii) 21,583 shares held by Lux Ventures Cayman III, L.P., of which 2,158 shares are subject to the Earnout Terms, and (iv) 226 shares held by Lux Ventures III Special Founders Fund, L.P., of which 22 shares are subject to the Earnout Terms. Lux Co-Invest Partners, LLC is the general partner of Lux Co-Invest Opportunities, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Co-Invest Opportunities, L.P. Lux Venture Partners III, LLC is the general partner of Lux Ventures III, LP and of Lux Ventures III Special Founders Fund, L.P. Lux Ventures Cayman III General Partner Limited is the general partner of Lux Ventures Cayman III, L.P. and exercises voting and dispositive power over the shares noted herein held by Lux Ventures Cayman III, L.P. Peter Hebert and Mr. Wolfe are the individual managing members of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited. The individual managers, as the sole managers of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited, may be deemed to share voting and dispositive power for the shares noted herein held by Lux Ventures III, L.P., Lux Co-Invest Opportunities, L.P., Lux Ventures Cayman III, L.P. and Lux Ventures III Special Founders Fund, L.P. Each of Lux Venture Partners III, LLC, Lux Co-Invest Partners, LLC and Lux Ventures Cayman III General Partner Limited, and the individual managers separately disclaim beneficial ownership over the shares noted herein except to the extent of their pecuniary interest therein. The address for these entities and individuals is c/o Lux Capital Management, 920 Broadway, 11th Floor, New York, NY 10010.
(9)Consists of 438,620 shares held by Stichting Depositary INKEF Investment Fund, of which 40,737 shares are subject to the Earnout Terms. Robert Jan Galema, Roel Bulthuis, Corne Jansen and Wolfgang Noldeke together exercise voting and investment control over shares held by Stichting Depositary INKEF Investment Fund. The address for these persons is Gustav Mahlerplein 104, 22nd Floor, 1082 MA, Amsterdam, the Netherlands.
(10)Consists of 763,457 shares held by Union Square Ventures 2008, L.P., of which 72,595 shares are subject to the Earnout Terms. Union Square GP 2008, LLC is the General Partner of Union Square Ventures 2008, LP and has sole voting and investment power with regards to the shares held directly by Union Square Ventures 2008, L.P. Fred Wilson, Brad Burnham and Albert Wenger are the managing members of Union Square GP 2008, LLC and, therefore, share voting and investment power with regard to the shares held directly by union Square Ventures 2008, LP. The address for these entities is 817 Broadway, 14th Floor, New York, NY 10003.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2023:

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	986,916 (1)	$3.58(3)	861,757(5)
Equity compensation plans not approved by security holders	169,620 (2)	$2.63(4)	419,704(6)
Total	1,156,536		1,281,461
(1)Represents 344,189 shares underlying outstanding options under the 2010 Stock Plan, 327,148 shares underlying outstanding options and 315,579 shares underlying restricted stock units under the 2021 Plan.
(2)Represents 45,625 shares underlying outstanding options and 123,995 shares underlying restricted stock units under the 2022 Plan.
(3)Represents the weighted-average exercise price of the 344,189 shares underlying outstanding options under the 2010 Stock Plan, and 327,148 shares underlying outstanding options under the 2021 Plan.
(4)Represents the weighted-average exercise price of the 45,625 shares underlying outstanding options under the 2022 Plan.
(5)Includes 689,007 and 172,750 shares available for future issuance under the 2021 Plan and ESPP, respectively. Pursuant to the 2021 Plan, the aggregate number of shares of common stock that may be issued under the plan automatically increases by a number equal to the lesser of (i) five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (ii) a number of shares of common stock determined by the Board. Pursuant to the ESPP, the aggregate number of shares of common stock that may be issued under the plan automatically increases by a number equal to the lesser of (i) one percent (1%) of the total number of shares of common stock issued and outstanding on December 31 of the calendar year immediately preceding the date of such increase and (ii) a number of shares of common stock determined by the Board.
(6)Includes shares available for future issuance under the 2022 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS
We have a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.
A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of the Company’s directors;
•any person who is known by the Company to be the beneficial owner of more than 5% of the Company’s voting shares;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother- in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of the Company’s voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Company’s voting shares; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have implemented policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, the audit committee has the responsibility to review related party transactions, pursuant to its charter.

RELATED PARTY TRANSACTIONS
In addition to the compensation arrangements, including employment, termination of employment, and change in control arrangements, discussed elsewhere in this Amendment, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:
•Shapeways has been or is to be a participant;
•the amount involved exceeded or exceeds the lesser of (a) $120,000 or (b) one percent of the average of Shapeways’ total assets at year-end for the fiscal years ended December 31, 2023 and 2022; and
•any of Shapeways’ directors, executive officers or holders of more than 5% of its capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

INDEMNIFICATION AGREEMENTS
We have entered into indemnification agreements with each of our executive officers, directors and certain key employees and purchased directors’ and officers’ liability insurance. The indemnification agreements, our Certificate of Incorporation and our Bylaws require Shapeways to indemnify its directors and officers to the fullest extent permitted under Delaware law. Our Certificate of Incorporation and our Bylaws also provide the Board with discretion to indemnify officers and employees when determined appropriate. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Shapeways will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer or key employee.

DIRECTOR INDEPENDENCE

Our common stock is listed on the Nasdaq. The listing standards of this stock exchange generally require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Management has reviewed our directors’ responses to a questionnaire asking about their transactions, relationships and arrangements with the Company (and those of their immediate family members) and other potential conflicts of interest. After reviewing this information, our Board affirmatively determined that all of our non-employee directors were independent directors within the meaning of the applicable Nasdaq listing standards.

Our Board has also determined that each member of our audit, compensation and human capital, and nominating and corporate governance committees meets the applicable rules and regulations regarding “independence” and also that each member of the audit committee, compensation and human capital committee, and nominating and corporate governance committee is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company.

In addition, as required under the Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Ms. Campbell, our Chairman, presided over these executive sessions in 2023.

Item 14. Principal Accountant's Fees and Services
The following table represents aggregate fees billed or to be billed to the Company for the fiscal years ended December 31, 2023 and 2022 by Withum Smith+Brown, our independent registered public accounting firm.

	For the Fiscal Year Ended December 31,
	2023	2022
Audit Fees(1)	$341,918	$690,555
Audit-Related Fees(2)	—	160,552
Tax Fees(3)	31,415	51,235
All Other Fees(4)	160,455	162,209
Total	$533,788	$1,064,551
(1)Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)All Other Fees. All other fees consist of fees billed for all other services.
All fees described above were pre-approved by our audit committee.

PRE-APPROVAL POLICIES AND PROCEDURES
The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Withum Smith+Brown, our independent registered public accounting firm. The audit committee pre-approves specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of Withum Smith+Brown or on an individual case-by-case basis before Withum Smith+Brown is engaged to provide a service. The audit committee has determined that the rendering of the services other than audit services by Withum Smith+Brown is compatible with maintaining the principal accountant’s independence.

Part IV
INDEX TO EXHIBITS

ITEM 15. Exhibits and Financial Statements Schedules

(a) The following documents were filed as part of the Original Report:
1.Financial Statements. We are not filing any financial statements with this Amendment because they were included in the Original Report.
2.Financial Statement Schedules. We are not filing any schedules with this Amendment, which were either appropriately omitted from the Original Report or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Report.
3.Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Report. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and are incorporated herein by reference in response to this item.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

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

Shapeways Holdings, Inc.

Dated: April 16, 2024	By: /s/ Alberto Recchi
Alberto Recchi
Chief Financial Officer
(Principal Financial and Accounting Officer)